Form 10-Q
period 1996-03-31
JAMES RIVER BANKSHARES INC
filed 1996-05-15
CIK 935037

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number  0-26314

                         JAMES RIVER BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

           VIRGINIA                                          54-1740210
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

               101 EAST WASHINGTON STREET, SUFFOLK, VIRGINIA 23434 Address of principal executive offices and zip code

                                 (804) 539-0241
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At March 31, 1996, the issuer had 2,448,855 outstanding shares of its $5.00 par value common stock.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                  (Dollars in thousands, except per share data)

                                                            March 31,    December 31,
                                                              1996           1995
                                                            ---------     ---------
ASSETS

     Cash and due from depository institutions              $ 11,370      $ 12,264
     Interest-bearing bank balances                              100          --
     Federal funds sold and securities purchased under
        resale agreements or similar arrangements             24,094        11,832
     Investment securities available-for-sale                 89,655        63,107
       (amortized cost: $89,591 in 1996 and $62,036
       in 1995)
     Investment securities held-to-maturity (fair
         value: $12,354 in 1996 and $23,071 in 1995)          12,443        22,867
     Loans, net                                              214,509       206,516
     Premises and equipment, net                               6,524         5,439
     Intangible assets                                         2,973           160
     Other assets                                              5,257         4,095
                                                            --------      --------
         Total Assets                                       $366,925      $326,280
                                                            ========      ========


LIABILITIES
     Noninterest-bearing deposits                           $ 32,866      $ 32,851
     Interest-bearing deposits                               295,190       254,513
                                                            --------      --------
         Total deposits                                      328,056       287,364
     Accounts payable and other liabilities                    2,182         2,031
                                                            --------      --------
          Total liabilities                                  330,238       289,395
                                                            --------      --------
SHAREHOLDERS' EQUITY
     Common stock, $5 par, 10,000,000 shares
        authorized, 2,448,855 issued and oustanding in
        in 1996 and 2,448,502 in 1995                         12,245        12,244
     Additional paid-in capital                                1,827         1,820
     Retained earnings                                        22,572        22,114
     Net unrealized gain on securities
        available-for-sale                                        43           707
                                                            --------      --------
          Total Shareholders' Equity                          36,687        36,885
                                                            --------      --------
          Total Liabilities and Shareholders' Equity        $366,925      $326,280
                                                            ========      ========

 The notes to financial statements are an integral part of these statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                          Three Months Ended
                                                     March 31,         March 31,
                                                        1996             1995
INTEREST INCOME
     Interest and fees on loans                    $     4,821      $     4,019
     Interest and dividends on securities                1,301            1,477
     Interest on temporary investments                     153              131
          Total Interest Income                          6,275            5,627

INTEREST EXPENSE
     Interest on deposits                                3,117            2,755
     Interest on short-term borrowings                       0                8
          Total Interest Expense                         3,117            2,763

          Net Interest Income                            3,158            2,864

Provision for loan losses                                  127               41

          Net Interest Income after provision
             for loan losses                             3,031            2,823

NONINTEREST INCOME
     Service charges on deposit accounts                   257              202
     Non-deposit fees and commissions                       26               30
     Securities (losses), gains, net                         5              (46)
     Other income                                           62               57
          Total Noninterest Income                         350              243

NONINTEREST EXPENSE
      Personnel expense                                  1,191            1,084
      Occupancy and equipment expense                      187              176
      Federal deposit insurance expense                    183              186
      Other expense                                      1,166              581
          Total NonInterest Expense                      2,727            2,027

EARNINGS
     Income before income taxes                            654            1,039

     Income tax expense                                    196              233

     Net income                                    $       458      $       806

PER COMMON SHARE
     Net Income (loss):
        Primary                                    $       .19      $       .33

        Cash dividends paid                        $       .00      $       .00

AVERAGE SHARES OUTSTANDING
        Primary                                      2,448,630        2,428,878


 The notes to financial statements are an integral part of these statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  (dollars in thousands, except per share data)
                    For The Three Months Ended March 31, 1996

                                                       Additional                 Unrealized
                                         Common        Paid-in       Retained      Gains
                                         Stock         Captial       Earnings     (Losses)          Total

Balance December 31, 1995               $ 12,244      $  4,926       $ 19,008      $  707       $ 36,885
Reclassification, see Note 5                --          (3,106)         3,106         --            --
Balance December 31, 1995 restated        12,244         1,820         22,114         707         36,885
Net income                                  --            --              458         --             458
Common stock issued in directors'
  stock purchase plan                          1             7                                         8
Net unrealized loss on
   securities available-for-sale            --            --             --          (664)          (664)
                                          ------         -----         ------      ------         ------
Balance March 31, 1996                  $ 12,245      $  1,827       $ 22,572      $   43       $ 36,687
                                          ======         =====         ======      ======         ======

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                  (dollars in thousands, except per share data)
               For the Three Months Ended March 31, 1996 And 1995

                                                            March 31,             March 31,
                                                               1996                 1995

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $       458       $       806
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Depreciation and amortization                              107               119
        Amortization of bond (discounts) and premiums              (26)              176
        Provision for loan losses                                  127                41
        Decrease (increase) in other assets                     (3,976)             (346)
        Increase (decrease) in other liabilities                   157              (758)
                                                           -----------       -----------
                                                           $    (3,153)      $        38
                                                           -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities                       $     1,215       $     3,254
   Proceeds from maturities of securities                        5,203               557
   Purchase of securities                                      (23,180)           (2,903)
   Purchases of premises and equipment                          (1,192)              (40)
   Acquisition of other real estate                               --                 (95)
   Net increase in loans                                        (8,120)           (4,642)
                                                           -----------       -----------
                                                           $   (26,074)      $    (3,869)
                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in non-interest bearing deposits           $        15       $    (3,784)
   Net increase in interest bearing deposits                    17,207            13,981
   Net increase (decrease) in certificates of deposit           23,470            (7,400)
   Issuance of stock                                                 8                13
   Cash dividends paid                                            --                 (89)
   Repayment of borrowed funds                                  (1,500)
   Purchase of fractional shares                                    (5)             --
                                                           -----------       -----------
                                                           $    40,695       $     1,221
                                                           -----------       -----------

Net increase (decrease) in cash and cash equivalents            11,468            (2,610)

CASH AND CASH EQUIVALENTS
   Beginning                                                    24,096            22,661
                                                           -----------       -----------

   Ending                                                  $    35,564       $    20,051
                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest paid                                        $     1,824       $     1,748
                                                           ===========       ===========
      Income taxes                                         $       440       $       156
                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
  Transfer of investments held-to-maturity
    to available-for-sale                                  $ 9,200,000       $   996,666


The notes to financial statements are an integral part of these statements.

                         PART 1 - FINANCIAL INFORMATION

                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1995 consolidated financial statements of James River Bankshares, Inc. (James River).

Note 2. Mergers and Acquisitions

         In the first quarter of 1996, James River Bankshares, Inc. ("James River") and its subsidiaries consummated several significant transactions. First, in two separate transactions that both closed February 29, 1996, James River acquired Bank of Isle of Wight, a Virginia state chartered bank in Smithfield, Virginia and First Colonial Bank, FSB, a federal savings bank in Hopewell, Virginia. The acquisitions of these two financial institutions were treated as a pooling of interest and the historical financial information included in this Form 10-Q is presented on this basis. In the aggregate, these two transactions more than doubled James River's total assets and net loans. Secondly, James River Bank, (formally known as "The Bank of Waverly") a wholly owned subsidiary of James River, consummated the acquisition of two branch banking offices from First Union National Bank of Virginia on March 23, 1996, one of which is located in the City of Franklin, Virginia and one of which is located in Courtland, Virginia, in Southampton County. James River Bank assumed aggregate deposit liabilities of approximately $34 million in connection with the two branch acquisitions.

Note 3. Transfer of Held-to-Maturity Investments

         In conjunction with the acquisition by James River, First Colonial Bank, FSB, transferred most of its investment portfolio from the held-to-maturity category to available-for-sale, in order to maintain James River's existing interest rate risk position and credit risk policy. The transfer consisted of the entire investment portfolio of U. S. Government agency and corporation obligations (except mortgage-backed securities), having an amortized cost of $9.2 million. The effect of this reclassification was to reduce the net unrealized gain on securities available-for-sale by $99,000.

Note 4. Earnings and Dividends Per Share

         Earnings per share for the three months ended March 31, 1996 and 1995 are determined by dividing income for the periods by 2,448,630 and 2,428,878, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options and warrants are regarded as common stock equivalents and are therefore considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. There is no material difference between primary and fully-diluted earnings per share.

Note 5. Reclassification of Additional Paid-In Capital

         Due to a miscalculation at December 31, 1995, an erroneous transfer of $3,106,000 from Retained Earnings to Additional Paid- In Capital was made. The reclassification in the Consolidated Statement of Stockholders' Equity at March 31, 1996, corrects this error.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Financial Condition

Assets

         Total assets of James River Bankshares, Inc. ("James River") at March 31, 1996 were $366.9 million as compared to $326.3 million at December 31, 1995, an increase of $40.6 million or 12.4%. This increase was primarily attributable to the receipt of $34.4 million related to the assumption of deposits in the purchase of two branch offices by James River Bank (formerly "The Bank of Waverly"). Although the purchase transaction did not include loans, consolidated total loans for the first quarter grew $8.0 million, a 3.9% increase, to $217.5 million.

         During the first quarter of 1996, the interest rate environment for James River's investment portfolio experienced a significant rise in rates. Accordingly, the values of the Company's investment securities available-for-sale had a net decline of $664,000 or 1.0%.

Liabilities

         Deposits grew $40.7 million during the first quarter, an increase of 14.2%, to $328.1 million. Aside from the $34.2 million in deposits purchased from First Union National Bank, deposits for James River grew $6.6 million in the first quarter, an increase of 2.3%.

Non-performing Assets

         Non-performing assets of James River comprise delinquent loans on which income accrual has ceased or is being fully reserved, and property acquired through foreclosure or repossession. Non performing assets totaled $810,000 on March 31, 1996 as compared to $1.4 million on December 31, 1995. Those loans past due 90 days or more and still accruing were $343,000 and $683,000 for the same respective periods. Of these loans, loans secured by real estate totaled $295,000 March 31, 1996 and $251,000 on December 31, 1995. Repossessed assets make up only a small portion of non-performing assets, totaling $63,000, with a $55,000 valuation allowance, on March 31, 1996, compared to $59,000, with a $55,000 valuation allowance, on December 31, 1995.

         Non-accrual loans totaled $639,000 on December 31, 1995, of which $612,000 was secured by real estate with appraised values exceeding carrying values. On March 31, 1996, non-accrual loans totaled $610,000 with $593,000 secured by real estate, again with appraised values exceeding the carrying value of such loans.

         No additional provisions, other than ordinary provisions, are being made to the allowance for loan losses.

         The allowances for possible losses on loans are maintained by James River at what management considers to be a realistic level consistent with the level of loans, taking into consideration, the non-accrual and past due loans detailed above.

         James River's allowance for loan losses of $2.9 million was 1.35% of total loans on March 31, 1996. On December 31, 1995, the allowance for loan losses of $2.9 million was 1.37% of total loans. During this first quarter, total loans increased $8.0 million or 3.9%.

         The following details the allowance for loan losses for the first quarter:

                                                     1996             1995
                                                    ------           -----
Balance, January 1                                  $ 2,861          $ 2,811

Provision for loan losses                               114               41
Net charges to the allowance                            (34)               6
                                                    -------          -------
Balance, March 31,                                  $ 2,941          $ 2,858
                                                    -------          -------


RESULTS OF OPERATIONS

         First Quarter of 1996 compared to First Quarter of 1995

Net Operating Results

         For the quarter ended March 31, 1996, James River earned net income of $458,000 as compared to $806,000 for the same period of 1995. The decrease was mainly due to the charge of $530,000 to operating income for merger expenses incurred by James River in connection with the acquisitions of First Colonial Bank, FSB, and Bank of Isle of Wight.

Net Interest Income

         Net interest income during the quarter ended March 31, 1996 increased $294,000 to $3.2 million, up 10.3% from the $2.9 million for the quarter ended March 31, 1995.

         The increase in interest income was largely due to the $8.0 million increase in loans for the first quarter of 1996 over the same period in 1995. With rate changes and increased volume, interest and fee income on loans increased 20.0% for the first quarter of 1996 to $4.8 million, $802,000 more than the $4.0 million earned in same period of 1995. This increase was partially offset by a $176,000 decrease in income on investment securities. Interest income on overnight investment funds also increased $22,000 for the quarter over the same period in 1995.

         Interest expense increased $354,000 to $3.1 million, a 12.8% increase from the $2.8 million expense for the first quarter of 1995. Although interest bearing deposits increased from $246.8 million at March 31, 1995 to $295.2 million at March 31, 1996, $34.2 million of this increase was not effective until March 25, 1996, when James River Bank received deposits of $34.2 million in connection with its acquisition of two branch offices from First Union, therefore, James River did not have the full cost of these period ending deposits for any significant period of time during 1996. The greater expense incurred in the first quarter of 1996 is primarily due to the increase in average total deposits of 6.7%, or 18.2 million, for the first three months of 1996 over the same period of 1995.

Non-Interest Income

         Non-interest income during the quarter ended March 31, 1996 increased by $107,000 as compared to the same period during 1995. Customer service fees on deposit accounts increased $55,000, due largely to new accounts and increased fees. An additional $51,000 change was made on the investments sold account. In 1995, the net losses by James River on the sale of investments was $46,000, compared to the net gain of $5,000 in 1996.

Non-Interest Expense

         Non-interest expenses during the first quarter of 1996 increased by $700,000 compared to 1995, an increase of 34.5%, The major components of the increase in 1995 were an increase in salaries and benefits of $107,000 and $585,000 in other expenses. The increase in salaries is basically attributable to the increase in officer staff of three of the subsidiaries and new personnel associated with the two branches recently purchased by James River Bank. Organizational expenses of $530,000 associated with James River's acquisitions of First Colonial Bank, FSB, and Bank of Isle of Wight accounted for more than 90.6% of the increase in other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and interest sensitivity

         At March 31, 1996, James River subsidiaries had $47.7 million in undisbursed loan commitments and expects to have sufficient funds available to meet its current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $102.1 million in investment securities. Of this amount, $12.3 million is classified as held-to-maturity with $206,000 maturing in less than one year. Of the $89.8 million in available-for-sale, $13.8 million matures in less than one year with an additional $37.8 million maturing between 1 and 5 years.

         Almost the entire deposit base is made up of core deposits with only 5.5% of total deposits composed of certificates of deposit of $100,000 and over.

CAPITAL RESOURCES

         Total shareholders' equity amounted to $36.7 million at March 31, 1996. James River's leverage ratio was 10.20%, with tier 1 risk-based capital ratio at 11.40% and a total risk-based capital ratio of 12.40%.

         In the exchange of the common stock of First Colonial Bank, FSB, and Bank of Isle of Wight for James River Bankshares, Inc. common stock, James River purchased any fractional shares created. As a result, common stock shares outstanding were reduced by 191 shares in the first quarter of 1996.

                           PART II - OTHER INFORMATION

Item 1 .          Legal Proceedings

                  None of James River or its subsidiaries are involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 2.           Changes in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Securities Holders -

                  On February 26, 1996, a Special Meeting of the Shareholders of James River was held. At the Special Meeting, shareholders of James River (i) voted upon a proposal to issue up to 599,541 shares of James River common stock to shareholders of First Colonial Bank, FSB pursuant to the terms of an Agreement and Plan of Merger dated as of June 30, 1995, as amended, between James River and First Colonial Bank and (ii) voted upon a proposal to issue up to 315,400 shares of James River common stock to the shareholders of Bank of Isle of Wight pursuant to the terms of an Agreement and Plan of Merger dated as of June 30, 1995 between James River and Bank of Isle of Wight. See "Part I - Financial Information - Note 2." On the matter regarding the issuance of shares of James River common stock to shareholders of First Colonial Bank, there were 1,169,655 votes for, 12,170 votes against and 2,474 abstentions. On the matter regarding the issuance of shares of James River common stock to shareholders of Bank of Isle of Wight there were 1,180,490 votes for, 1,335 votes against and 2,474 abstentions. There were no broker non-votes on either proposal.

Item 5.           Other Information

                  Bank of Suffolk, a subsidiary of James River, recently agreed to purchase a branch bank office in Suffolk from Central Fidelity Bank. Also, First Colonial Bank, FSB, a subsidiary of James River, has assumed a lease from NationsBank, N. A., for a branch bank office in Hopewell. Both transactions are subject to all necessary regulatory approval.

Item 6.           Exhibits and reports on Form 8-K

                  (a)      Exhibits - None

                  (b)      Form 8-K

                  James River filed a Form 8-K dated March 23, 1996 under Item 4, regarding the (i) decision of Frank Edward Sheffer & Co. to decline to stand for reelection as James River's independent public accountants after serving in that capacity for the year ended December 31, 1995 and (ii) the appointment of Goodman & Company, L.L.P., to serve as James River's independent certified public accountants for the fiscal year ending December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JAMES RIVER BANKSHARES, INC.

Date:    May 13, 1996                       /s/ Glenn T. McCall
         ------------                       -------------------
                                            Glenn T. McCall, Sr. Vice President
                                            and Chief Financial Officer