Form 10-K405/A
period 1995-12-31
JAMES RIVER BANKSHARES INC
filed 1996-08-13
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                      -----------------------------------

                                  FORM 10-K/A

                       ----------------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission File Number 0-26314

                              JAMES RIVER BANKSHARES, INC.
                 (Exact name of registrant as specified in its charter)

           Virginia                                        54-1740210
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                   101 East Washington Street, Suffolk, Virginia 23434
                      (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  (804) 539-0241

       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $5.00 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

        The aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 1996: Common Stock - $47,983,790.

        The number of shares outstanding of the registrant's common stock as of March 31, 1996: 2,448,855.

                        DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Shareholders ("Annual Report") are incorporated by reference in Part II of this Form 10-K/A. Portions of the definitive Proxy Statement (the "1996 Proxy Statement") to be used in connection with the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K/A.

                                     PART I

Item 1.  Business

General

        James River Bankshares, Inc., ("James River" or "Company") is a Virginia bank holding company that commenced operations June 1, 1995. James River was capitalized pursuant to a share exchange ("Share Exchange") between Bank of Suffolk, a Virginia state chartered bank ("BOS"), and James River Bank ("JRB"), formerly The Bank of Waverly, also a Virginia state chartered bank. In the Share Exchange, shareholders of BOS and JRB exchanged their shares of common stock of BOS and JRB, respectively, for shares of James River Common Stock. BOS and JRB became wholly owned subsidiaries of James River on May 31, 1995.

        In the first quarter of 1996, James River and its subsidiaries consummated several significant transactions. First, in two separate transactions that both closed February 29, 1996, James River acquired Bank of Isle of Wight, a Virginia state chartered bank in Smithfield, Virginia ("BIW") and First Colonial Bank, FSB, a federal savings bank in Hopewell, Virginia ("FCB"). In the aggregate, these two transactions more than doubled James River's total assets and net loans. JRB also consummated the acquisition of two branch banking offices from First Union National Bank of Virginia on March 23, 1996, one of which is located in the City of Franklin, Virginia and one of which is located in Courtland, Virginia, in Southhampton County. JRB assumed aggregate deposit liabilities of approximately $34 million in connection with the two branch acquisitions. In addition, BOS recently agreed to purchase a branch bank facility in Suffolk from Central Fidelity Bank and anticipates commencing operations at this branch in June 1996, subject to final negotiation of a definitive agreement.

        As a result of the various transactions described above, James River now has four operating bank subsidiaries with a total of 16 banking offices that conduct operations from the Tidewater region of southeastern Virginia to the tri-city areas of Hopewell, Petersburg and Colonial Heights in southcentral Virginia.

        Reported financial results in Items 1, 6 and 7 of this Form 10-K and the Financial Statements included in the Annual Report are as of December 31, 1995, and include only the results of operations of BOS and JRB on a restated consolidated basis. For pro forma results as of December 31, 1995, that include the operating results of BIW and FCB, see "Item 8. Financial Statements and Supplementary Data."

Operations of James River's Banking Subsidiaries

        General. BOS was organized and chartered under the laws of the Commonwealth of Virginia on January 11, 1967, and commenced operations on June 27, 1967. BOS is a member of the Federal Reserve System. BOS's deposits are FDIC insured, and BOS is subject to the supervision, examination and regulation of the Federal Reserve and the Virginia Bureau of Financial Institutions ("BFI"). BOS provides a wide range of financial services principally to individuals and to small and medium-sized businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers' checks, safe deposit facilities, sales of United States Savings Bonds, collection items and official checks. While BOS is authorized to provide trust services, it has elected not to provide such services presently. BOS operates five full service banking offices and one loan production office in the City of Suffolk, Virginia.

        JRB was organized and chartered under the laws of the Commonwealth of Virginia on June 12, 1933, and commenced operations on that day. JRB is a member of the Federal Reserve System. JRB's deposits are FDIC insured, and JRB is subject to the supervision, examination, and regulation of the Federal Reserve and the BFI. JRB provides a wide range of financial services similar to those provided by BOS. JRB operates one full service banking office and one drive-up facility in the town of Waverly, Virginia, and one full-service banking office in Sussex, Virginia.

        BIW was organized and chartered under the laws of the Commonwealth of Virginia on August 10, 1971, and commenced operations on November 28, 1973. BIW is a member of the Federal Reserve System. BIW's deposits are FDIC insured, and BIW is subject to the supervision, examination, and regulation of the Federal Reserve and the BFI. BIW provides a wide range of financial services similar to those provided by BOS and JRB. BIW is authorized to provide trust services, but does not currently do so. BIW operates one full service banking office in the town of Smithfield, Virginia.

        FCB is a stock corporation which was incorporated under the laws of the Commonwealth of Virginia in 1972. FCB commenced operations in 1975 as First Colonial Savings and Loan Association and converted from a state chartered association to a federal savings bank in 1990. FCB is a member of the Federal Home Loan Bank of Atlanta. FCB's deposits are insured by the Savings Association Insurance Fund ("SAIF") which is a division of the FDIC. FCB is subject to the supervision, examination, and regulation of the Office of Thrift Supervision ("OTS"). FCB provides a wide range of financial services similar to those provided by BOS, JRB and BIW. FCB is not authorized to provide trust services. FCB operates in the southside Virginia area from a main office located in Hopewell, Virginia. Including the main office, FCB has five full service branches located primarily in the tri-city area in Hopewell, Colonial Heights, Chester, Dinwiddie, Petersburg and a mortgage division in Prince George, Virginia.

        Credit Policies. James River's banking subsidiaries employ extensive written policies and procedures to enhance management of credit risk. The loan portfolio of each subsidiary is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for on-going identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with internal policies.

        A major element of credit risk management is the diversification of risk. The objective of each subsidiary is to maintain a diverse loan portfolio to minimize the impact of any single event or set of circumstances. Concentration parameters are based upon individual risk factors, policy constraints, economic conditions, collateral, and products. James River's subsidiaries generally do not make loans outside their market area unless the borrower has an established relationship with the bank and conducts his principal business operations within the bank's market area. Consequently, James River's banking subsidiaries and their borrowers are directly affected by the economic conditions prevailing in their respective market areas.

        The following table sets forth the composition of the loan portfolio of BOS and JRB on a restated consolidated basis (by percentage) for the five years ended December 31, 1995.

                          Loan Portfolio by Percentage

                                                   December 31,
                               1995         1994         1993        1992        1991

                                           (dollars in thousands)
Commercial...........          18.6%        15.9%        17.1%       18.9%       23.4%
Agricultural.........           1.2          1.1          1.6         1.2         2.8
Real                            2.8          0.3          0.4         0.9         1.3
estate-construction..

Real estate-mortgage.          63.4         69.3         68.1        67.5        60.6
Installment..........          14.0         13.4         12.8        11.5        11.9

    Total Loans......         100.0%       100.0%       100.0%      100.0%      100.0%


Total Loans..........       $92,055      $82,105       72,522      67,026      57,150


        James River's service area provides lending opportunities to small businesses, farmers, and a wide range of consumers. Most of the small businesses are either retail or agribusiness companies. The loan portfolio set forth above for BOS and JRB is 63.4% collateralized by first and second deeds of trust on residential and commercial real estate. This heavy collateralization by real estate requires an ascertainment of property values in the service areas and lending on the appropriate loan-to-value ratios.

        Commercial. Commercial loans represented 27.9% of James River's total loan portfolio on December 31, 1995. $9.3 million or 35.8% of these loans were secured by first and second deeds of trust on commercial real estate. Commercial loans are used to purchase commercial real estate, to purchase capital equipment, to support letters of credit and to fund inventory purchases. To support all of the commercial business credits, borrowers' financials are kept current and are analyzed to determine repayment through cash flows and annual earnings. Because most of these businesses are small, principal owners generally are asked to personally guarantee the credit.

        Agricultural. At December 31, 1995, agricultural loans totaled $1.1 million. These were all farm operating loans including loans secured by farm equipment. Loans secured by farm equipment loans have annual payments and are part of the loan portfolio for one to five years.

        Real Estate Construction. $2.6 million or 2.8% of the loan portfolio at December 31, 1995, was outstanding in construction loans. Most of these loans were made to either homeowners who are having their own home built or to contractors who were building a residence under contract. Loans totaling $617,000 were for commercial development.

        Real Estate Mortgage. At December 31, 1995, 82.6% of the real estate mortgages were residential mortgages on one to four family units. These loans were either open ended adjustable rate mortgages ("ARMs"), amortized monthly, predominately on a 20 year amortized basis, or closed end balloon loans, monthly amortized and based on 15 or 20 year amortization. Both the ARMs and the balloons have one, three or five year adjustable rates. Loan to value ratios are consistently 75%. In BOS, approximately 8.5% of its one to four family residential loans are in low to moderate income housing. $1.7 million were real estate loans to individuals used for farm purchases and multifamily residential properties. These loans are generally handled by a loan specialist whose expertise is in the area of real estate lending.

        Consumer. On December 31, 1995, 14.0% of total loans were consumer and installment loans. Consumer loans include home improvement loans, automobile loans and personal unsecured loans. James River's banking subsidiaries, on consumer collaterized loans, generally uses loan to value ratios of 75% and none of James River's current bank subsidiaries are involved in indirect dealer lending.

Loan Portfolio

        The loan portfolio of James River's banking subsidiaries is comprised of commercial loans, agricultural loans, real estate loans, and consumer loans. Net loans consist of total loans minus the allowance for loan losses, unearned discounts, and deferred loan fees. Net loans were $90.4 million at December 31, 1995, 12.3% more than net loans of $80.5 million at December 31, 1994. The average balance of total loans as a percentage of average earning assets was 61.7%, 56.6%, 54.0% and 54.0% for 1995, 1994, 1993 and 1992, respectively. BOS and JRB had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 1995, 1994, 1993 or 1992.

        In the normal course of business, James River's banking subsidiaries make various commitments and incur certain contingent liabilities which are disclosed but not reflected in its financial statements. These commitments and contingent liabilities include commitments to extend credit and standby letters of credit. At December 31, 1995, commitments for standby letters of credit totaled $517,000 and commitments to extend credit were $25.0 million. At December 31, 1994, commitments for standby letters of credit totaled $434,000 and commitments to extend credit totaled $12.3 million. At December 31, 1993, commitments for standby letters of credit totaled $237,000 and commitments to extend credit totaled $13.5 million. At December 31, 1992, commitments for standby letters of credit totaled $424,000 and commitments to extend credit totaled $10.4 million.

        Interest income on installment, commercial, and real estate mortgage loans is computed on the principal balance outstanding. Most loans carry an interest rate tied to the base rate of James River's banking subsidiaries, which is generally the Wall Street Journal prime rate.

        The following tables summarize the composition of the loan portfolio at the dates indicated for BOS and JRB:

                                 Loan Portfolio


                                                       December 31,
                             1995          1994          1993           1992            1991

                                                 (Dollars in thousands)
Commercial..........      $15,672       $13,001       $20,399        $20,418         $16,520
Agricultural........        1,102           939         1,150            802           1,629
Real estate-
construction........        2,605         2,576           312            602             718
Real estate-
mortgage............       59,055        53,148        41,407         37,476          31,494
Installment.........       13,621        12,441         9,254          7,728           6,789
  Total Loans.......       92,055        82,105        72,522         67,026          57,150
Less:
  Allowance for loan
    losses..........        1,619         1,616         1,318          1,063             703
  Unearned discount.            1             3            16             47             164
Deferred loan fees             12           (10)          (16)           (19)             (1)
(Expense)...........
    Net loans.......      $90,423       $80,496       $71,204        $65,935         $56,284


Asset Quality

        James River's banking subsidiaries attempt to maintain the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. The provision for loan losses is determined periodically by senior management and lending officers based upon consideration of several factors, including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the assessment of problem loans, and an analysis of anticipated economic conditions in the market area. In addition, bank regulatory agencies that regularly review the loan portfolio as part of their examination process and advice from James River's independent accountants are considered in reviewing and assessing the adequacy of the allowance for loan losses. Set forth below is information regarding the maturity of loans for BOS and JRB at December 31, 1995:

                           Maturity Schedule of Loans

                                                     December 31, 1995

                                                     Over One
                                        One Year      through   Over Five       Total
                                         or Less   Five Years       Years       Loans
                                                  (Dollars in thousands)
Commercial.........................      $ 8,372      $ 5,785     $ 2,960     $17,117
Agricultural.......................          353          749           0       1,102
Real estate-construction...........        1,609          996           0       2,605
Real estate-mortgage...............       11,288       23,163      23,930      58,381
Installments.......................        3,289        9,211         337      12,837
  Total............................       24,911       39,904      27,227      92,042

Loans maturing after one year with
  predetermined rates..............                                            31,347
Loans maturing after one year with
  variable rates...................                                            35,784
  Total............................                                           $67,131



        An analysis of the allowance for loan losses, including charge off activity is presented below for BOS and JRB for the periods indicated.

                            Allowance for Loan Losses

                                                   December  31,
                                  1995     1994      1993      1992        1991
                                               (dollars in thousands)
   Average total loans.......  $87,169  $78,484   $71,377   $63,965     $53,555
   Balance, beginning
     of period...............    1,616    1,318     1,063       703         501

   Less charge offs:
     Commercial..............       71        1        11       119          22
     Installment.............       69       42        65        36          52
     Real estate.............       14        6        37        49           9
       Total charge offs.....      154       49       113       204          83

   Plus recoveries:
     Commercial..............        8        1        15        11          17
     Installment.............       53       12        16         6          28
     Real estate.............        0       34        19         0           0
       Total recoveries......       61       47        50        17          45

   Net charge offs...........       93        2        63       187          38

   Provision for loan losses.       96      300       318       547         240

   Balance end of period.....   $1,619   $1,616    $1,318    $1,063      $  703

   Allowance for loan losses
   to period end total loans.     1.76%    1.96%     1.82%     1.59%       1.23%

   Allowance for loan losses
   to nonaccrual loans.......   467.92   473.90    499.24    205.61      130.19

   Net charge offs (recoveries)
   to average loans..........     0.11     0.00      0.09      0.29        0.07

        A breakdown of the allowance for loan losses for BOS and JRB at the periods indicated is provided in the following table; however, management of James River does not believe that the allowance for loan losses can be fragmented by category with any precision that would be useful to investors. The breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance for loan losses as a whole. Because all of these factors are subject to change, the breakdown is not necessarily indicative of the category of future loan losses.

               Allocation of Allowance for Loan Losses in Dollars

                                           December 31,
                           1995         1994        1993        1992        1991

                                        (dollars in thousands)

 Commercial........      $  442      $   736      $  541     $   484     $   325
 Agricultural......          22           67          70           8          14
 Real estate-
   construction....          47            1           4           7           4
 Real estate-
   mortgage........         880          646         574         462         308
 Installment.......         229          166         129         102          52

 Total allowance
    for loan losses.     $1,619       $1,616      $1,318      $1,063      $  703


        The following table sets forth the composition of the loan portfolio of BOS and JRB on a consolidated basis (by percentage) for the five years ended December 31, 1995:

                  Amount of Loans to Gross Loans by Percentages

                                          December 31,
                            1995        1994         1993        1992         1991

Commercial..........        18.6%       15.9%        17.1%       18.9%        23.4%
Commercial -
  real estate.......         9.3        11.0         12.4        16.2         19.6
Agricultural........         1.2         1.1          1.6         1.2          2.8
Real estate -
  construction......         2.8         0.3          0.4         0.9          1.3
Real estate -
  mortgage..........        54.1        58.3         55.7        51.3         41.0
Installment.........        14.0        13.4         12.8        11.5         11.9

    Total Loans.....       100.0%      100.0%       100.0%      100.0%       100.0%

        The following table details information concerning nonaccrual, restructured and past due loans, as well as foreclosed assets for BOS and JRB, for the dates indicated:

                              Non-performing Assets

                                             December 31,
                                   1995      1994     1993      1992        1991
                                                (dollars in thousands)
 Nonaccrual loans.............    $  453   $   341   $  264    $  517      $  540
 Foreclosed assets............         0         0       50       109          17

   Total non-performing
     assets...................    $  453    $  341   $  314    $  626      $  557

 Loans past due 90 or
   more days accruing
   interest...................    $  683    $  203   $  618    $  355      $  375
 Non-performing loans
   to total loans, at
   period end.................       .49%      .42%     .36%      .77%        .94%
 Non-performing loans
   to period end loans
   and foreclosed assets......       .49       .42      .36       .77         .94


        As of December 31, 1995, loans 30 days or more delinquent for BOS and JRB totaled $2.5 million, which includes those non-performing loans above that have possible credit problems and cause management to have concerns about the borrowers' continuing ability to comply with existing repayment terms. Of these potential problem loans, $1.5 million are secured by first security interests in real estate.

Investments

        The carrying value of the investment portfolio of BOS and JRB was $46.7 million at December 31, 1995 compared to $57.3 million at December 31, 1994. The average balance of the investment portfolio decreased $10.3 million or 18.0% in 1995 compared to 1994. The average balance of securities decreased 13.2%, or $7.6 million, in 1995 and increased 2.4%, or $1.4 million, in 1994.

        Since 1992, the management of BOS and JRB has made small adjustments in the mix of the investment portfolio by moving investments from U. S. Treasury and federal agencies to tax-exempt state and political subdivisions. U.S. Treasury and federal agency securities now account for 48.5% of the investments compared to 48.9% in State and political subdivisions.

        At December 31, 1995, 1994 and 1993, there was no obligation of any one issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. agencies and corporations, which in the aggregate exceeded 10% of stockholders' equity.

        The market value of BOS's and JRB's investment portfolio was 99.6%, 98.3% and 99.5% of carrying value, respectively, at years ended December 31, 1995, 1994 and 1993.

        The following table summarizes the carrying value of securities for BOS and JRB for the dates indicated:

                              Securities Portfolio

                                                       December 31,
                                             1995           1994            1993

   U. S. Treasury and other
     government agencies.........         $22,497        $34,814         $35,747
   State and political
     subdivisions................          22,698         20,661          18,432
   Other securities(1)...........             875          1,500           2,305

       Total Securities..........         $46,070        $56,975         $56,484




(1) Excluding Federal Reserve Bank stock and bank stock.

        The following table sets forth the maturity distribution and weighted average yields of the investment portfolio for BOS and JRB at December 31, 1995. The weighted average yields are calculated on the basis of book value of the investments portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount. All investments are Available-for-Sale, with carrying values and market values equal. Yields on tax-exempt investments have been computed on a tax equivalent basis assuming a federal tax rate of 34%.

                            Maturities of Investments

                                                          December 31, 1995
                                                                            Weighted
                                            Book value   Market value  average yield
                                                      (Dollars in thousands)
U.S. Treasury securities
  One year or less.....................        $ 2,355        $ 2,376           6.57%
  After one to five years..............          5,933          6,134           6.28
  After five to ten years..............          1,395          1,496           6.48
  After ten years .....................              0              0           0.00

    Total..............................          9,683         10,006           6.38

Federal agency securities
  One year or less.....................          2,352          2,367           7.42
  After one to five years..............          3,589          3,627           6.46
  After five to ten years..............          4,885          4,880           6.48
  After ten years......................          1,591          1,618           6.62

    Total..............................         12,417         12,492           6.62

State and political subdivisions
securities
  One year or less.....................            775            777           7.49
  After one to five years..............          9,170          9,295           8.29
  After five to ten years..............          9,290          9,537           8.07
  After ten years......................          2,935          3,088           8.12

    Total..............................         22,170         22,697           8.15

Federal Reserve Bank Stock and
 other Equity Stock
  One year or less.....................              0              0           0.00
  After one to five years..............              0              0           0.00
  After five to ten years..............              0              0           0.00
  After ten years......................            657            657           6.00

    Total..............................            657            657           6.00

Other Securities
  One year or less.....................              0              0           0.00
  After one to five years..............            849            875           6.74
  After five to ten years..............              0              0           0.00
  After ten years......................              0              0           0.00
    Total..............................            849            875           6.74
  Total securities at period end.......        $45,776        $46,727           7.17



Deposits

        James River's banking subsidiaries primarily use deposits to fund their loans and investments portfolio. Since the end of 1992, as demonstrated below, BOS and JRB continued to experience deposit growth, especially in money market savings, regular savings and interest bearing deposits. Average balances in total deposits increased from $108.8 million in 1992 to $122.1 million in 1993, a growth of $13.4 million or 12.3%. For the comparable period ending December 31, 1994, average total deposits increased $3.8 million or 3.1%. For the period ending December 31, 1995, average total deposits increased $936,000 or .75%. This lower level of deposit growth is attributable primarily to management's control of deposit costs.

        James River's banking subsidiaries offer individuals and small-to-medium-sized businesses a variety of deposit accounts. These accounts, including checking, savings, money market, and certificates of deposit, are obtained primarily from the communities which James River's banking subsidiaries service. Management believes that this provides a stable core deposit base. The following table details the average amount of, and the average rate paid on, the following primary deposit categories for BOS and JRB for the periods indicated:

                     Average Deposits and Average Rates Paid


                                             Years ended December 31,
                                      1995               1994               1993
                                Average   Average  Average   Average  Average   Average
                                Balance     Rate   Balance     Rate   Balance     Rate
                                                 (Dollars in thousands)
 Interest-bearing deposits:
   Checking................     $18,207      3.30%  $20,404      2.92%  $ 21,423      2.80%
   Money market savings....      14,641      3.90    16,756      3.36     14,572      3.45
   Regular savings.........      20,853      3.64    23,292      3.40     22,169      3.53
   Certificates of deposit:
     $100,000 and over.....       6,875      4.38     4,409      3.65      5,309      3.94
     Under $100,000........      45,622      5.30    43,689      4.37     42,265      4.37

 Total interest-bearing         106,198      4.43   108,550      3.70    105,738      3.73
 deposits..................
 Noninterest-bearing.......      20,171      0.00    17,437      0.00     16,404      0.00

 Total deposits............    $126,369      3.74% $125,987      3.19%  $122,142      3.22%



        The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more for BOS and JRB as of December 31, 1995:

           Maturities of CDs of $100,000 or More at December 31, 1995

                                                Amount              Percent
                                                  (Dollars in thousands)

Three months or less...............              $3,172                 51.3%
Over three months to twelve months.               1,869                 30.3
Over twelve months.................               1,136                 18.4
  Total............................              $6,177                100.0%



        Certificates of deposit in amounts of $100,000 or more at December 31, 1995, 1994, and 1993 were $6.2 million, $4.3 million, and $4.6 million, respectively. The balance of $6.2 million at December 31, 1995, represented 11.4% of total certificates of deposit. The December 31, 1994 figure represents 8.4% of the total certificate of deposit balance of $49.8 million at that date. The December 31, 1993 figure represents 10.0% of the total certificate of deposit balance of $46.1 million at that date.

        James River's banking subsidiaries do not accept brokered deposits, and all large certificates of deposit are community based.

Short-Term Borrowings

        James River's banking subsidiaries occasionally find it necessary to purchase federal funds on a short-term basis due to fluctuations in loan and deposit levels. James River's banking subsidiaries have several arrangements where they may purchase funds. The only borrowings of James River's banking subsidiaries involve the purchase and sale of federal funds. Set forth below are short term borrowings for BOS and JRB at the periods indicated:

                              Short-Term Borrowings


                                                          Years ended December 31,
                                                        1995         1994       1993
                                                           (Dollars in thousands)
Average daily amount of short-term borrowings
  outstanding during the period....................     $ 673       $ 219        $ 0
Weighted average interest rate on average
  daily short-term borrowings......................      6.19%       4.11%       0.00%
Maximum outstanding short-term borrowings
  outstanding at any month end.....................     3,816       1,437           0
Short-term borrowings outstanding at period end....         0           0           0


        The following tables illustrate average balances of total interest-earning assets and total interest-bearing liabilities for JRB and BOS for the period indicated, showing the average distribution of assets, liabilities, stockholders' equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purposes of these tables and other statistical disclosures were calculated by using the yearly average balances.

  Average Balances, Interest Income and Expenses, and Average Yields and Rates

                                      Years Ended December 31,
                                           1995                                  1994                           1993
                                         Interest                              Interest                       Interest
                               Average    income/     Average      Average     income/   Average    Average    income/    Average
                               balance    expense   yield/rate     balance     expense  yield/rate  balance    expense   yield/rate
  Assets:
  Interest bearing assets:
    Securities:
      U. S. Treasury.......... $11,506     $  769       6.68%      $17,731    $ 1,032       5.82%     $16,691    $1,041    6.24%
      Federal agency..........  16,617      1,163       7.00        19,263      1,247       6.47       19,626     1,288    6.56
      State and political
        subdivisions (1)......  20,492      1,746       8.52        18,503      1,540       8.32       17,743     1,626    9.16
      Collateralized mortgage
       obligations............       0          0       0.00             0          0          0          250        22    8.80
      Federal reserve stock
        (2)...................     428         15       3.50           174         10       5.75          143         8    5.59
      Other equity securities.   1,036         75       7.24         1,954        107       5.48        1,874        98    5.23
        Total Securities......  50,079      3,768       7.52        57,625      3,936       6.83       56,327     4,083    7.25
    Loans:
      Commercial..............  16,365      1,414       8.64        26,055      2,219       8.52       24,769     1,905    7.69
      Real estate -
       construction...........   2,031        187       9.21           273         25       9.16          457        39    8.53
      Real estate - mortgage..  58,161      5,127       8.82        44,054      3,689       8.37       39,286     3,500    8.91
      Installment.............  12,262      1,229      10.02         8,102        835      10.31        6,865       855   12.45

         Total Loans..........  88,819      7,957       8.96        78,484      6,768       8.62       71,377     6,299    8.82
    Interest bearing deposits
      in other banks..........       0          0       0.00             0          0       0.00            0         0       0
    Federal funds sold........   3,984        159       3.99         2,528        117       4.63        4,433       107    2.41
        Total money market
           investments........   3,984        159       3.99         2,528        117       4.63        4,433       107    2.41
        Total interest-earning
           assets/total
           interest income.... 142,882    $11,884       8.32%      138,637    $10,821       7.81%     132,137   $10,489    7.94%

    Noninterest earning assets:
      Cash and due from banks.   6,260                               6,354                              6,206
      Other assets............   1,308                               3,191                              2,274
      Less:  Allowance for
        loan losses...........  (1,650)                             (1,462)                            (1,215)
      Fixed Assets............   3,432                               2,865                              2,117
        Total noninterest
          earning assets...      9,350                              10,948                              9,382
        Total Assets..........$152,232                            $149,585                           $141,519

  Liabilities and
  stockholders equity:
  Interest bearing
  liabilities:
    Interest bearing deposits:
      Checking................$ 18,207    $   600       3.30%      $20,404    $   595       2.92%    $ 21,423   $   600    2.80%
      Money market savings....  14,641        571       3.90        16,756        563       3.36       14,572       503    3.45
      Regular savings.........  20,853        758       3.63        23,292        791       3.40       22,169       783    3.53
      Certificates of deposit:
        $100,000 and over.....   6,261        301       4.81         4,409        161       3.57        5,309       209    3.94
        Under $100,000........  46,236      2,459       5.32        43,689      1,909       4.37       42,265     1,845    4.37
        Total interest
          bearing deposits.... 106,198      4,689       4.43       108,550      4,019       3.70      105,738     3,940    3.73
    Federal funds purchased...     672         42       6.25           496         20       4.03          235         7    2.98
    Total interest bearing
      liabilities/
      total interest expense.. 106,870      4,731       4.43       109,046      4,039       3.70      105,973     3,947    3.72
    Non interest bearing
      liabilities:
      Demand deposits.........  20,171                              17,437                             16,404
      Other liabilities.......   1,034                               1,050                                838
         Total noninterest
           liabilities........  21,205                              18,487                             17,242
    Total liabilities......... 128,075                             127,533                            123,215
    Stockholders equity.......  24,157                              22,052                             18,304
    Total Liabilities and
     Stockholders' equity.....$152,232                            $149,585                           $141,519
    Interest spread (3).......                          3.89                                4.11                           4.22
    Net interest income/net
      interest margin (4).....             $7,153       5.01%                  $6,782       4.89%                $6,542    4.95%



(1) Income and yields are reported on a tax-equivalent basis assuming a federal tax rate of 34%.

(2) Includes Federal Reserve Bank stock, Virginia Bankers Bank stock and the average of a $330,000 investment in common stock of a commercial bank purchased in 1995.

(3) Interest spread is the average yield earned on earning assets, calculated on a fully taxable equivalent basis, less the average rate incurred on interest-bearing liabilities.

(4) Net interest margin is net interest income, calculated on a fully taxable equivalent basis assuming a federal income tax rate of 34%, expressed as a percentage of average earnings assets.

        The following table describes the impact on the interest income of BOS and JRB resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                   Rate and Volume Analysis

                                                        Years Ended December 31,
                                        1995 compared to 1994    1994 compared to 1993
                                                 Change Due To:              Change Due To:
                                         Increase                 Increase
                                       (Decrease) Rate  Volume   (Decrease)  Rate    Volume
     Interest income:
       Securities:

         U. S. Treasury..........        $ (263) $  99  $(362)     $  (9)    $ (68)  $   59
         Federal agency..........           (84)    87   (171)       (41)       62     (103)
         State and political
           subdivisions..........           206     41    165        (86)        1      (87)
         Collateralized mortgage
           obligations...........             0      0      0        (22)      (22)       0
         Federal Reserve stock...             5    (10)    15          2         2        0
         Other equity securities.           (32)    18    (50)         9        34      (25)
           Total Securities......          (168)   235   (403)      (147)        9     (156)

     Loans:
       Commercial................          (805)    20   (825)       314       194      120
       Real estate - construction           162      1    161        (14)      (14)       0
       Real estate - mortgage....         1,438    257  1,181        189       222      (33)
       Installment...............           394     47    347        (20)      (19)      (1)
         Total Loans.............         1,189    325    864        469       383       86
     Interest bearing deposits
       in other banks............             0      0      0          0         0        0
     Federal funds sold..........            42    (25)    67         10        17       (7)
       Total money market                    42    (25)    67         10        17       (7)
         investments.............
       Total interest income.....         1,063    535    528        332       409      (77)

     Interest expense:
       Interest bearing deposits:
         Checking................             5     69    (64)        (5)        4       (9)
         Money market savings....             8     79    (71)        60        41       19
         Regular savings.........           (33)    50    (83)         8        34      (26)
         Certificates of deposit:
           $100,000 and over.....           140     74     66        (48)        4      (52)
           Under $100,000........           550    439    111         64        90      (26)
           Total interest                   670    711    (41)        79       173      (94)
             bearing deposits....
     Federal funds purchased.....            22     15      7         13        12        1

     Total interest expense......           692    726    (34)        92       185      (93)
     Net interest income.........         $ 371  $(191) $ 562     $  240   $   224    $  16

Interest Sensitivity

        An important element of both earnings performance and liquidity is management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities in a specific time interval. The gap can be managed by repricing assets or liabilities, by selling investments held for sale, by replacing an asset or liability at maturity, or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval helps to hedge the interest rate risk and minimize the impact on net interest income in periods of rising or falling interest rates.

        James River's banking subsidiaries evaluate interest sensitivity risk and then formulate guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These guidelines are based upon management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

        On December 31, 1995, BOS and JRB had $50.0 million more in liabilities than assets that repriced within three months or less and was, therefore, in a liability-sensitive position. Positive gaps can affect earnings adversely in a period of falling rates, while negative gaps can adversely impact earnings in a period of rising rates. To reduce the impact of shifts in prevailing interest rates, $25.1 million of the loan portfolio of BOS and JRB at December 31, 1995, was based upon a floating rate with a repricing frequency of less than one year. Moreover, as of December 31, 1995, BOS and JRB collectively held $40.3 million in investments held as "Available for Sale" which could be sold quickly to meet any special funding needs.

        The following table illustrates the interest sensitivity gap position of BOS and JRB as of December 31, 1995. This table presents a position that existed at one particular day, that changes continually, and that is not necessarily indicative of James River's position at any other time.

                                 Interest Sensitivity Analysis

                                                             December 31, 1995
                                                         Maturing Or Repricing In:
                                            3 Months         4-12          1-5            Over
                                             or Less       Months        Years         5 Years
                                                        (Dollars in thousands)
Interest-sensitive assets:
  Loans..............................        $13,346      $18,999      $32,484         $27,226
  Securities.........................          2,003        4,064       19,384          21,276
  Federal Funds sold.................          7,232            0            0               0
    Total interest-sensitive assets..        $22,581      $23,063      $51,868         $48,502

  Cumulative interest-sensitive
    assets...........................        $22,581      $45,644      $97,512        $146,014

Interest-sensitive liabilities:
  NOW accounts.......................        $21,518      $     0      $     0        $      0
  Regular savings....................         19,217            0            0               0
  Certificates of deposit............          9,085       21,172       18,230               0
  Money market savings...............         13,083            0            0               0
  IRA and Keoghs.....................          4,858        1,087          366               0
    Total interest-sensitive
      liabilities....................        $67,761      $22,259      $18,596        $      0

  Cumulative interest-sensitive
    liabilities......................        $67,761      $90,020     $108,616        $108,616

  Period gap.........................       $(45,180)    $    804      $33,272         $48,502

  Cumulative gap.....................       $(45,180)    $(44,376)    $(11,404)        $37,398

  Ratio of cumulative interest-
    sensitive assets to interest-
    sensitive liabilities............          33.32%       50.70%       89.78%         134.43%
  Ratio of cumulative gap to
    total assets.....................         (28.62)      (28.12)       (7.23)          23.69

Return on Equity and Assets

        The following table summarizes ratios for BOS and JRB considered to be significant indicators of James River's profitability and financial condition during the periods indicated:

                                  Return on Equity and Assets

                                               Years ended December 31,
                                             1995      1994          1993


Return on average assets..................... 1.29%     1.45%         1.53%
Return on average equity..................... 8.14      9.87         11.82
Dividend payout ratio (1)....................40.63     32.89         29.88
Average equity to average asset ratio........15.87     14.74         12.93

(1) Historically, BOS and JRB paid dividends annually in the fourth quarter of each fiscal year. On December 1, 1995, James River paid a dividend of $0.52 per share to holders of record on November 15, 1995.

Market Area and Competition

        James River now has four operating bank subsidiaries with a total of 16 banking offices that conduct operations from the Tidewater region of southeastern Virginia to the tri-city areas of Hopewell, Petersburg and Colonial Heights in southcentral Virginia. All of James River's subsidiaries operate in highly competitive environments, competing for deposits and loans with other financial institutions, many of which possess greater financial resources than those available to James River's subsidiaries. Certain of these institutions have higher lending limits than James River's subsidiaries and may provide various services for their customers which James River's subsidiaries do not offer directly to their customers. In addition, there can be no assurance that other financial institutions, with substantially greater resources than James River's subsidiaries, will not establish operations in their respective service areas.

Supervision and Regulation of James River's Banking Subsidiaries

        James River's subsidiaries are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of their operations. The following is a brief summary of certain statutes and regulations affecting James River's banking subsidiaries. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and it is not intended to be an exhaustive description of all laws applicable to the business of James River's subsidiaries. Any change in applicable laws or regulations may have a material effect on the business and prospects of James River.

        State Chartered Banks. BOS, JRB and BIW (the "Bank Subsidiaries") are all state-chartered banks organized under Virginia law. They are also members of the Federal Reserve System and, therefore, are supervised and examined by the Federal Reserve, their primary federal regulator. The Federal Reserve and BFI conduct regular examinations of the Bank Subsidiaries, reviewing the adequacy of their allowance for loan losses, quality of loans and investments, propriety of management practices, compliance with laws and regulations and other aspects of their operations. In addition to these regular examinations, the Bank Subsidiaries must furnish the Federal Reserve with quarterly reports containing detailed financial statements and schedules. The Federal Deposit Insurance Corporation ("FDIC"), which provides deposit insurance, also has authority to examine and regulate the Bank Subsidiaries.

        Federal and state banking laws and regulations govern all areas of the operations of the Bank Subsidiaries, including maintenance of cash reserves, loans, mortgages, maintenance of minimum capital, payment of dividends, and establishment of branch offices. Federal and state bank regulatory agencies also have the general authority to eliminate dividends paid by insured banks if such payment is deemed to constitute an unsafe or unsound practice. The Federal Reserve has authority to impose penalties, initiate civil administrative actions, and take other steps to prevent the Bank Subsidiaries from engaging in unsafe or unsound practices. In this regard, the Federal Reserve has adopted capital adequacy requirements applicable to its member banks. See "Supervision and Regulation of James River - Capital Requirements" below.

        Federal Savings Banks. As a federally chartered savings bank, FCB is subject to regulation, supervision and periodic examination by the Office of Thrift Supervision ("OTS") and the FDIC. The regulations of these agencies govern most aspects of FCB's business and operations. FCB's deposits are insured by the SAIF administered by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. See "Supervision and Regulation of James River - Deposit Insurance" below.

        The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") effected sweeping changes in the regulatory structure applicable to federally insured savings institutions. FIRREA abolished the Federal Home Loan Bank Board and the role of its Chairman as the chief regulator of the savings and loan industry. The primary regulator for federal and state savings institutions is now the OTS, an office in the United States Department of the Treasury. The Director of the OTS is responsible for the examination and supervision of all savings institutions.

        The OTS has authority to issue regulations, conduct examinations and supervise the operations of savings institutions. The OTS regulatory scheme is comprehensive and governs, among other things, capital requirements, equity investments, affordable housing, liquidity, securities issuances, the form of savings instruments issued by savings institutions, certain aspects of a savings association's lending activities, including appraisal requirements, maximum loan amounts, private mortgage insurance coverage, lending authority and nondiscriminatory lending practices. OTS regulations also restrict transactions between savings institutions and affiliated parties which are deemed to be a conflict of interest under the regulations. In addition, the OTS' consent is required prior to any major corporate reorganization, including a merger.

Supervision and Regulation of James River

        General. As a bank holding company, James River is subject to state and federal banking and bank holding company laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of its operations. The following is a brief summary of certain statutes and regulations affecting James River. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of all laws applicable to James River's operations. Any change in applicable laws or regulations may have a material effect on the business and prospects of James River.

        Bank Holding Companies. As a bank holding company registered under the Bank Holding Company Act ("BHC Act"), James River is subject to regulation by the Federal Reserve. The Federal Reserve has jurisdiction under the BHC Act to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHC Act generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

        The BHC Act formerly prohibited the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries were principally conducted, unless such an acquisition was specifically authorized by statute of the state in which the bank whose shares were to be acquired was located. However, under recently enacted federal legislation, the restriction on interstate acquisitions was abolished effective September 29, 1995, and bank holding companies from any state may now acquire banks and bank holding companies located in any other state. Banks also will be able to branch across state lines effective June 1, 1997, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching. Under Virginia law effective July 1, 1995, Virginia banks can branch across state lines in those states with which Virginia has reciprocal agreements.

        There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

        The Federal Deposit Insurance Act also provides that amounts received from the liquidation or other dissolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of any of James River's subsidiaries.

        James River is registered under the bank holding company laws of Virginia. Accordingly, James River and its subsidiaries are also subject to regulation and supervision by the BFI.

        Savings and Loan Holding Companies. Since James River's acquisition of FCB, James River has been a savings and loan holding company under federal law in addition to being a bank holding company. For a discussion of the supervision and regulation of FCB as a federal savings bank, see "Supervision and Regulation of James River's Banking Subsidiaries - Federal Savings Banks" above.

        FIRREA amended the Home Owner's Loan Act to establish new provisions governing savings and loan holding companies. A savings and loan holding company is defined as any company which directly or indirectly controls a savings institution or controls another company which is a savings and loan holding company. Under FIRREA, "control" exists where a person (a) directly or indirectly, or acting in concert with one or more other persons or through one or more subsidiaries, owns, controls or holds the power to vote (or holds proxies representing) more than 25% of the voting shares of a savings institution, (b) controls in any manner the election of a majority of the directors of the savings bank or (c) directly or indirectly exercises a controlling influence over the management or policies of the savings bank. Once control of a savings bank has been established, various provisions of FIRREA govern the activities of savings and loan holding companies.

        OTS regulations prohibit companies from acquiring control of a savings institution without the prior written approval of the OTS. Persons acquiring control of a savings institution must provide written notice to the OTS, which the OTS may disapprove or allow to take effect after the expiration of a certain waiting period. Certain types of acquisitions by companies or persons are exempt from the OTS application or notice requirements.

        OTS regulations establish two categories of control definitions: conclusive control and rebuttable control. Control is conclusively established where an acquiror directly or indirectly, through one or more subsidiaries or transactions or acting in concert with one or more persons or companies: (i) acquires more than 25% of any class of voting stock of the institution; (ii) acquires any combination of voting stock and irrevocable proxies representing more than 25% of any class of voting stock of an institution; (iii) acquires any combination of voting stock and irrevocable proxies representing more than 25% of any class of voting stock of an institution; or (iv) controls in any manner the election of a majority of the directors of the savings institution.

        "Rebuttable control" describes circumstances with respect to stock ownership that could enable an investor to direct the management or policies of a savings bank. Under OTS regulations, a rebuttable control determination arises upon the acquisition of any combination of voting stock and revocable or irrevocable proxies, representing more than 25% of any class of voting stock of a savings bank, which proxies would enable the acquiror to elect one-third or more of the bank's board of directors, or otherwise exert a controlling influence on the bank and its business.

        Alternatively, a rebuttable control determination may arise either upon an acquisition of more than 10% of any class of voting stock of a savings bank, or upon an acquisition of more than 25% of any class of voting or non-voting stock of a savings bank if certain other "control factors" are present. Such "control factors" include that, as a result of the acquisition, the acquiror would be one of the two largest holders of any class of voting stock of the bank, that the acquiror would hold more than 25% of the bank's total shareholders' equity, that the acquiror and/or his or her representative would constitute more than one member of the bank's board of directors, or that the acquiror would serve as the chairperson of the board of directors, as an executive officer or in a similar policy-making position with the savings bank.

        The regulations also specify the criteria with which the OTS evaluates control applications. The OTS is empowered to disapprove an acquisition of control upon a consideration of, among other things, the following factors: (i) whether the acquisition would result in or tend to result in a monopoly or would substantially lessen competition, (ii) whether the financial and managerial resources and future prospects of the acquiror and savings bank involved would be detrimental to the bank or the insurance risk of the SAIF or BIF, and (iii) the convenience and needs of the community to be served. Detailed regulations state factors to be considered when determining if an acquiror fails to satisfy the financial and managerial resources and future prospects tests.

        Capital Requirements. The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, James River and its subsidiaries are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital," which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder, "Tier 2 capital," consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of James River as of December 31, 1995 were 26.6% and 28.3%, respectively, exceeding the minimums required.

        In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of James River as of December 31, 1995, was 16.6%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

        The following table sets forth in detail the various capital ratios of BOS and JRB on a consolidated basis at the dates indicated:

                                      Analysis of Capital

                                             December 31,
                                    1995        1994       1993
                                    (Dollars in thousands)

Tier 1 Capital:
  Common stock................   $ 7,669     $ 7,655     $ 6,624
  Additional Paid Capital ....     2,248       2,222          27
  Retained earnings...........    14,952      13,784      12,337
  Gains (losses) on securities
    available-for-sale........       627       (789)           0
  Less: Goodwill..............      (160)      (176)        (192)
    Total Tier 1 capital......   $25,336    $22,696      $18,796

Tier 2 Capital:
  Allowance for loan losses...   $ 1,199    $ 1,114      $   921
  Allowable long-term debt....         0          0            0
    Total Tier 2 Capital......   $ 1,199    $ 1,114      $   921


Risk-weighted assets..........   $95,958    $89,175      $73,718
Capital Ratios:
  Tier 1 risk-based capital
    ratio.....................     26.57%     25.45%       25.50%
  Total risk-based capital
    ratio.....................     28.26      27.26        27.29
  Tier 1 capital to average
    adjusted total assets.....     16.64      14.98        12.72


        Deposit Insurance. The deposits of the Company's banking subsidiaries are insured up to $100,000 per insured depositor (as defined by law and regulation) by the FDIC through the SAIF and the BIF. The SAIF and the BIF are administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF-insured institutions. FIRREA also authorizes the FDIC to prohibit any SAIF and BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the SAIF and BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after first giving the OTS an opportunity to take such action.

         Through the SAIF, the FDIC insures deposits at savings institutions such as FCB, and through the BIF, the FDIC insures deposits at other financial institutions (principally commercial banks, state-chartered banks such as BOS, JRB and BIW, and certain federally chartered savings banks). FCB's current deposit insurance premium is $0.23 per $100 of deposits. Due to the adequacy of the BIF's capitalization and the current regulatory capital levels of BOS, JRB and BIW, these institutions currently pay only an annual minimum payment of $2,000 on BIF-insured deposits.

        The difference in premiums for BIF and SAIF deposits stems from the relative levels of capitalization of the BIF and SAIF. BIF has now reached the capitalization level required by law, and BIF premiums have been reduced accordingly. SAIF has not reached the capitalization level required by law, and there is little likelihood that SAIF will do so in the near term. As a result, SAIF premiums would continue to exceed BIF premiums substantially for the indefinite future.

        To eliminate this disparity between BIF and SAIF premiums, both the House of Representatives and the Senate have passed legislation to require institutions with SAIF deposits to complete the capitalization of SAIF immediately through a special assessment of approximately $0.85 per $100 of SAIF deposits held on March 31, 1995. The legislation provided for this special assessment to be due and payable on January 1, 1996.

        House and Senate conferees have reconciled their respective bills' differences, but the legislation is part of the overall budget dispute between Congress and the administration. The Treasury Department concurs with the proposed legislation on the BIF/SAIF issue. However, no assurance can be given that this legislation will be enacted at all or in its present form.

        From time to time, there are various proposals that involve increasing the deposit insurance premiums paid by banks and/or savings institutions. The Company is unable to predict whether or to what extent the rates that its banking subsidiaries pay for federal deposit insurance may increase in future periods as a result of such proposals. Such increases would adversely affect its operations.

        The FDIC may terminate the deposit insurance of any depository institution, including the Company's banking subsidiaries, if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Company's banking subsidiaries.

        On December 15, 1994, the Federal Reserve Board, the Office of Thrift Supervision, the Office of the Controller of the Currency ("OCC"), and the FDIC (collectively the "agencies") issued a final rule entitled, Risk-Based Capital Standards; Concentration of Credit Risk and Risks of Nontraditional Activities. The final rule amends the risk-based capital standards by explicitly identifying concentrations of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. While no quantitative measure of such risk is included in the final rule, to the extent appropriate, the agencies will issue examination guidelines on new developments in nontraditional activities or concentrations of credit to ensure that adequate account is taken of the risks of these activities. Moreover, the agencies also believe that institutions identified through the examination process as having significant exposure to concentration of credit risk or as not adequately managing concentration risks should hold capital in excess of the regulatory minimums. Therefore, due to the subjective nature of this final rule, the Company is unable to determine what effect, if any, this rule may have on regulatory capital requirements.

        On August 2, 1995, the OCC, the Federal Reserve Board, and the FDIC (collectively the "banking agencies") issued a final rule entitled, Risk-Based Capital Standards; Interest Rate Risk. The final rule implements minimum capital standards for interest rate risk exposures in a two-step process. The final rule implements the first step of that process by revising the capital standards of the banking agencies to explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating a bank's capital adequacy. The banking agencies intend to implement this rule on a case-by-case basis during the examination process. The second step of the banking agencies' process will be to issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of the bank's measured interest rate risk exposure. Due to the subjective nature of the first phase of this final rule, the Company is unable to determine what effect, if any, this rule may have on its regulatory capital requirements.

        On November 16, 1995, the Federal Reserve Board issued guidelines entitled, Federal Reserve Guidelines for Rating Risk Management at State Member Banks and Bank Holding Companies (the "Guidelines"). The Guidelines specify that principles of sound management should apply to the entire spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk and that, for state member banks, a single numerical rating for risk management should be provided as part of the examination process. The Guidelines also specify that examination reports should make reference to the types and nature of corrective actions that need to be taken by institutions to address noted risk management and internal control deficiencies. Where appropriate, institutions should also be advised that the Federal Reserve Board will initiate supervisory actions if the failure to separate critical operational duties creates the potential for serious losses or if material deficiencies or situations that threaten the safe and sound conduct of their activities are not adequately addressed in a timely manner. Due to the subjective nature of the risk-management evaluation, the Company is not able to determine what effect, if any, this rule may have on the operation of the Company.

        Community Reinvestment Act. The federal supervisory agencies share authority to implement regulations under the Community Reinvestment Act of 1979, as amended ("CRA"). The general purpose of the CRA is to encourage lenders, while operating safely and soundly, to meet the credit needs of their communities. The CRA specifically directs regulators, when examining a lender, to assess the lender's record of helping to meet the credit needs of its entire community, including low and moderate-income neighborhoods. For example, the regulators will evaluate and take into account a lender's record of meeting its community credit needs when evaluating a lender's application for creation of a new branch. BOS, JRB, BIW and FCB have always had a "Satisfactory" rating with respect to their compliance with the CRA. James River itself has not been examined or received a CRA rating.

        As a result of a Presidential initiative, each of the federal banking agencies, including the FDIC, issued a notice of proposed rulemaking in October of 1994 to replace the current CRA assessment system with a new evaluation system that would rate institutions based on their actual performance (rather than efforts) in meeting community credit needs. The final rule retains, to a significant extent, the principles and structures underlying the 1994 proposal and will be phased in over 1996 and 1997. James River is currently studying the new CRA regulations and determining whether the regulations would require changes to the CRA action plans of its banking subsidiaries.

        Governmental Monetary Policies and Economic Controls. James River and its banking subsidiaries are affected by monetary policies of regulatory authorities, including the Federal Reserve, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve are engaging in open market transactions in United States Government securities, changing the discount rate on bank borrowings, and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans or paid on deposits. The effect of governmental policies on the earnings of James River cannot be predicted.

Employees

        At December 31, 1995, JRB had the equivalent of 79 full time employees, including employees of BOS and JRB. None of its employees is represented by any collective bargaining unit. JRB considers relations with its employees to be good.

Item 2. Properties

        James River's headquarters is located at 101 East Washington Street, Suffolk, Virginia, which is also the location of the main office of BOS. James River does not have any interest in any properties other than those owned or leased by its subsidiaries. James River's four banking subsidiaries collectively own 15 of the 16 branch banking offices and lease the land for one office.

Item 3. Legal Proceedings

        In the course of its operations, James River and its subsidiaries are parties to various legal proceedings. James River does not believe that the outcome of these law suits, individually or in the aggregate, will have a material adverse affect on James River's business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to James River's shareholders for a vote during the fourth quarter of the year ended December 31, 1995.

                                            PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        James River was capitalized on June 1, 1995, pursuant to a share exchange between BOS and JRB. See "Item 1. Business - General." James River Common Stock began trading on NASDAQ/NMS on June 7, 1995. The following table sets forth the high and low sales prices of James River Common Stock as reported on NASDAQ/NMS for the periods listed. JRB Common Stock is thinly traded.

              1995                                           Sales Prices
                                                          High           Low

Second Quarter (June 7 through June 30, 1995)            $19.75         $18.75

Third Quarter (July 1 through September 30, 1995)        $23.50         $20.25

Fourth Quarter (October 1 through December 31, 1995)     $24.25         $22.25

        JRB commenced operations on June 1, 1995. On October 25, 1995, JRB announced a dividend of $0.52 per share that was paid on December 1, 1995, to holders of record on November 15, 1995. On a pro forma combined basis, based on the dividend history of BOS and JRB, James River paid dividends of $0.50, $0.49, and $0.48 per share during the years ended December 31, 1994, 1993 and 1992, respectively. On March 31, 1996, James River had approximately 2,282 shareholders of record.

Item 6. Selected Consolidated Financial Data

        The information included under "Five Year Financial Summary" appearing on page 11 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



        The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        (a) The Financial Statements and the notes thereto which appear on pages 12 through 33 of the Annual Report are incorporated herein by reference.

        (b)    Supplementary Data

               Unaudited quarterly financial information for James River is contained in Note 16 on page 32 of the Financial Statements included in the Annual Report.

               Certain pro forma financial results are set forth below:

                         Pro Forma Financial Information



        The following unaudited pro forma condensed financial statements have been prepared on a consolidated basis based upon the historical financial statements of James River, FCB and BIW. The pro forma combined information gives effect to the recently closed transactions with FCB and BIW accounted for as a pooling of interests and the branch acquisitions by JRB from First Union accounted for under the purchase method of accounting, and is based on the issuance of 599,541 shares of James River Common Stock in the FCB transaction and 315,400 shares of JRB Common Stock in the BIW transaction. The number of shares of James River Common Stock issued in connection with the FCB transaction and the BIW transaction was subject to certain minor adjustments. The pro forma combined financial information and results of operations are not necessarily indicative of the results which would actually have been attained if the FCB transaction and BIW transaction had occurred in the past or which may be attained in the future.

              Pro Forma Combined Statement of Financial Condition
                               December 31, 1995
                                  (Unaudited)

                                        James River       Branch        First Colonial  Bank of Isle
                                         Bankshares  Acquisitions(a)        Bank          of Wight     Adjustments   Consolidated
                                                                (Dollars in thousands)
Assets
  Cash and due from banks............      $ 7,901      $  30,485          $ 2,406         $ 1,957         $  0         $42,749
  Federal funds sold and securities
    purchased under resale
    agreements.......................        7,232              0            1,805           2,795            0          11,832
  Investment Securities
    Securities Held to Maturity......            0              0           23,706               0            0          23,706
    Securities Available-for-Sale,
      at fair market value...........       46,727              0            4,637          10,904            0          62,268
  Total investment securities........       46,727              0           28,343          10,904            0          85,974
  Loans held for sale................            0              0            1,483               0            0           1,483
  Loans..............................       92,042             16           96,513          19,333            0         207,904
  Less:  Allowance for credit losses.       (1,619)             0             (972)           (267)           0          (2,858)
    Net loans receivable.............       90,423             16           97,024          19,066            0         206,529
  Premises and equipment.............        3,347          1,044            1,782             293            0           6,466
  Accrued interest receivable........        1,525              0              977             245            0           2,747
  Other assets.......................          677          2,817              662             179            0           4,335
  Deferred income taxes..............            4              0              155               0            0             159
    Total Assets.....................     $157,836        $34,362         $133,154         $35,439         $  0        $360,791

Liabilities
  Deposits:
    Demand deposits..................     $ 22,966        $ 3,343         $  3,497         $ 6,407         $  0        $ 36,213
    Interest bearing demand deposits.       21,518          5,312            8,381           4,722            0          39,933
    Money market savings.............       13,083          5,544            2,487           2,850                       23,964
    Savings deposits.................       19,217             22           19,873           4,087            0          43,199
    Time deposits $100,000 and over..        6,177              0           15,538           1,442            0          23,157
    Other time deposits..............       48,621         19,987           74,639          12,024            0         155,271
      Total deposits.................      131,582         34,208          124,415          31,532            0         321,737

  Accrued interest payable...........          383            152               36               0            0             571
  Deferred income taxes..............            0              0                0              27            0              27
  Other liabilities..................          375              2              569             625          500(b)        2,071
    Total Liabilities................      132,340         34,362          125,020          32,184          500         324,406

Stockholders' Equity
  Capital Stock......................        7,669              0            1,245           2,050        1,279(c)       12,243
  Additional paid in capital.........        3,567              0            1,971             667       (1,279)(c)       4,926
  Retained earnings..................       13,633              0            4,890             486         (500)(b)      18,509
  Net unrealized gain on securities
    available-for-sale...............          627              0               28              52            0             707
    Total Stockholders' Equity.......       25,496              0            8,134           3,255         (500)         36,385

      Total Liabilities and
        Stockholders' Equity.........     $157,836        $34,362         $133,154         $35,439      $     0        $360,791


    See Notes to Pro Forma Financial Information.

           James River Bankshares, Inc., First Colonial Bank, FSB and
                             Bank of Isle of Wight
                    Pro Forma Combined Statements of Income
                          Year Ended December 31, 1995
                                  (Unaudited)

                                               James River          First      Bank of    Pro Forma
                                            Bankshares, Inc.       Colonial     Isle      Combined
                                                                 Bank, FSB(d)  of Wight
                                                   (Dollars in thousands, except per share data)
Interest income:
  Loans including fees...............             $ 7,957        $ 6,908      $ 1,756      $16,621
  Investment securities:
    Taxable..........................               2,117          1,899          409        4,425
    Exempt from Federal Taxes........               1,090              0          181        1,271
                                                    3,207          1,899          590        5,696
  Deposits in banks..................                   0            171            0          171
  Federal funds sold and securities
    purchased under resale agreements                 159              0          149          308
      Total interest income..........              11,323          8,978        2,495       22,796

Interest expense:
  Deposits...........................               4,689          5,364        1,042       11,095
  Federal funds and other borrowings.                  42              0            0           42
    Total Interest Expense...........               4,731          5,364        1,042       11,137

    Net interest income..............               6,592          3,614        1,453       11,659
Provision for credit losses..........                  96            209           36          341
  Net interest income after provision
    for credit losses................               6,496          3,405        1,417       11,318

Other operating income:
  Customer service fees..............                 471            231          152          854
  Investment securities gains (losses)                (52)           (71)           3         (120)
  Other income.......................                 130            367            8          505
                                                      549            527          163        1,239
Other operating expenses:
  Salaries...........................               1,802          1,273          458        3,533
  Employee benefits..................                 393            349          119          861
  Occupancy expense, net.............                 325            191           39          555
  Equipment expense..................                 386            109           69          564
  Other expenses.....................               1,550            941          314        2,805
                                                    4,456          2,863          999        8,318
Income before income taxes...........               2,589          1,069          581        4,239
Income taxes.........................                 623            366          156        1,145
Net income...........................              $1,966         $  703       $  425       $3,094


  Earnings per common share                     $    1.28(e)      $ 0.58(e)    $ 5.40(e)    $ 1.27(f)

  Cash dividends per common share               $    0.52(e)      $ 0.08(e)    $ 1.81(e)    $ 0.43(f)

  Average common shares outstanding             1,531,429(e)   1,214,883(e)    78,605(e) 2,430,936(f)

  Additional JRB shares issued                                   585,087(f)   314,420(f)

See Notes to Pro Forma Financial Information.

There are no adjustments necessary to the historical results of operations as a result of these transactions.

           James River Bankshares, Inc., First Colonial Bank, FSB and
                             Bank of Isle of Wight
                    Pro Forma Combined Statements of Income
                          Year Ended December 31, 1994
                                  (Unaudited)

                                                  James River   First Colonial   Bank of Isle     Pro Forma
                                             Bankshares, Inc.    Bank, FSB(d)      of Wight       Combined
                                                     (Dollars in thousands, except per share data)
Interest income:
  Loans including fees.................               $ 6,763        $ 5,789       $ 1,591        $14,143
  Investment securities:
    Taxable............................                 2,494          2,152           345          4,991
    Exempt from Federal Taxes..........                 1,027              0           176          1,203
                                                        3,521          2,152           521          6,194
  Deposits in banks....................                     0             75             0             75
  Federal funds sold and securities
    purchased under resale agreements..                   117              0            76            193
      Total interest income............                10,401          8,016         2,188         20,605

Interest expense:
  Deposits.............................                 4,020          4,730           879          9,629
  Federal funds and other borrowings...                    20             64             1             85
    Total Interest Expense.............                 4,040          4,794           880          9,714

    Net interest income................                 6,361          3,222         1,308         10,891
Provision for credit losses............                   299            287             6            592
  Net interest income after provision
    for credit losses..................                 6,062          2,935         1,302         10,299

Other operating income:
  Customer service fees................                   589            154           153            896
  Investment securities and loan gains
    (losses)...........................                  (22)            203          (29)            152

  Other income.........................                   51             260            6             317
                                                         618             617          130           1,365
Other operating expenses:
  Salaries.............................                1,708           1,100          490           3,298
  Employee benefits....................                  439             247           31             717
  Occupancy expense, net...............                  220             192           36             448
  Equipment expense....................                  329             104           69             502
  Other expenses.......................                1,196           1,001          376           2,573
                                                       3,892           2,644        1,002           7,538
Income before income taxes.............                2,788             908          430           4,126
Income taxes...........................                  612             349          106           1,067
Net income (g).........................               $2,176          $  559       $  324         $ 3,059

  Earnings per common share (g)                       $ 1.49(e)       $ 0.46(e)    $ 4.14(e)      $  1.30(f)

  Cash dividends per common share                     $ 0.50(e)       $ 0.05(e)    $ 1.00(e)      $  0.38(f)

  Average common shares outstanding                1,461,522       1,214,765       78,250       2,359,552(f)

  Additional JRB shares issued                                       585,030(f)   313,000(f)

See Notes to Pro Forma Financial Information.

There are no adjustments necessary to the historical results of operations as a result of these transactions.

           James River Bankshares, Inc., First Colonial Bank, FSB and
                             Bank of Isle of Wight
                    Pro Forma Combined Statements of Income
                          Year Ended December 31, 1993
                                  (Unaudited)

                                               James River     First Colonial   Bank of      Pro Forma
                                             Bankshares, Inc.    Bank, FSB(d)    Isle        Combined
                                                                                of Wight
                                                (Dollars in thousands, except per share data)
Interest income:
  Loans including fees...............             $ 6,286         $ 6,139      $ 1,516        $13,941
  Investment securities:
    Taxable..........................               2,586           2,377          401          5,364
    Exempt from Federal Taxes........                 987               0          130          1,117
                                                    3,573           2,377          531          6,481
  Deposits in banks..................                   0             127            0            127
  Federal funds sold and securities
    purchased under resale agreements                 109               0           34            143
      Total interest income..........               9,968           8,643        2,081         20,692

Interest expense:
  Deposits...........................               3,940           5,091          878          9,909
  Federal funds and other borrowings.                   8             238            2            248
    Total Interest Expense...........               3,948           5,329          880         10,157
    Net interest income..............               6,020           3,314        1,201         10,535
Provision for credit losses..........                 318             230           45            593
  Net interest income after provision
    for credit losses................               5,702           3,084        1,156          9,942

Other operating income:
  Customer service fees..............                 506             239          159            904
  Investment securities gains (losses)                139             542           19            700
  Other income.......................                  67             415            2            484
                                                      712           1,196          180          2,088
Other operating expenses:
  Salaries...........................               1,575           1,128          456          3,159
  Employee benefits..................                 424             176           31            631
  Occupancy expense, net.............                 204             305           34            543
  Equipment expense..................                 287               3           57            347
  Other expenses.....................               1,132           1,043          347          2,522
                                                    3,622           2,655          925          7,202
Income before income taxes...........               2,792           1,625          411          4,828
Income taxes.........................                 629             629          121          1,379
Net income...........................              $2,163          $  996       $  290         $3,449


  Earnings per common share                        $ 1.64(e)       $ 0.84(e)    $ 4.08(e)      $ 1.59(f)

  Cash dividends per common share                  $ 0.50(e)       $ 0.00(e)    $ 0.75(e)      $ 0.32(f)

  Average common shares outstanding             1,319,626       1,184,149       71,100      2,174,312(f)

  Additional JRB shares issued                                    570,286(f)   284,400(f)

See Notes to Pro Forma Financial Information.

There are no adjustments necessary to the historical results of operations as a result of these transactions.

Notes to Pro Forma Financial Information (Unaudited)

(a) The pro forma information for the Branch Acquisitions is presented for informational purposes only as of December 31, 1995, as the Branch Acquisitions are not considered the acquisition of a business.

(b) The pro forma information presented includes the total estimated costs associated with the pooling of interests transactions of $500,000, as if the transaction was consummated on December 31, 1995.

(c) Information was appropriately adjusted to (i) reflect the issuance of an additional 914,941 shares of JRB Common Stock and (ii) the elimination of approximately $1,279,000 of additional paid-in capital to reflect the issuance of JRB Common Stock with a $5 par value.

(d) Includes information for the years ended June 30, 1995, 1994 and 1993, which is FCB's fiscal year-end. In JRB's consolidated financial statements for the year ended December 31, 1996, the statement of stockholders' equity for 1995 will contain the following adjustments to conform FCB's fiscal year-end to JRB's:

               FCB's six months ended December 31, 1995:

               Net income                            $412,000
               Appreciation of available-
                for-sale securities                    27,000
               Issuance of common stock                24,000
               Dividends                              (99,000)
                                                     $364,000

(e) Per share data for JRB, FCB and BIW has been computed based on historical net income (before the cumulative effect of accounting changes and before reflecting the dilution of common stock equivalents), using their respective weighted average shares outstanding. If common stock equivalents are considered, FCB's fully diluted earnings per share would have been $.55 for the year ended December 31, 1995. If the cumulative effect of accounting changes are considered, FCB's primary and fully diluted earnings per share would have been $.83 for the year ended December 31, 1994.

(f) It is assumed that the exchange of shares will be accounted for on a pooling of interests accounting basis and, accordingly, the related pro forma per share and average common shares outstanding have been calculated using the exchange ratio whereby JRB will issue .4816 and 4 of its shares for FCB and BIW, respectively. Primary and fully diluted earnings per share do not materially differ.

(g) FCB's net income and earnings per common share, for the year ended June 30, 1994, does not include the cumulative effect of accounting changes for computing income taxes and for debt and equity securities of $276,863 and $166,286, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Frank Edward Sheffer & Co. has declined to stand for re-election as the Company's principal accountant and Goodman & Company has been engaged in that capacity, all as described in a Current Report on Form 8-K filed by the Company pursuant to the Securities Exchange Act of 1934 on April 1, 1996 and in the 1996 Proxy Statement.

                                           PART III

        The information required by Part III, Items 10, 11, 12 and 13 has been incorporated herein by reference to the Company's 1996 Proxy Statement as set forth below in accordance with Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant.

        Information relating to directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") is set forth in the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

        Information regarding compensation of officers and directors of the Company is set forth in the sections entitled "Election of Directors" and "Executive Compensation" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

        Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement and is incorporated herein by reference.

                                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)    The following documents are filed as part of this report:

        1. The following consolidated financial statements of James River at December 31, 1995 and 1994 and for the three years ending December 31, 1995, 1994 and 1993, and the auditor's report thereon, are incorporated herein by reference to the pages indicated in the Annual Report:

                     Consolidated Financial Statements                Page

                Consolidated Statements of Financial Condition           12
                Consolidated Statements of Income                        13
                Consolidated Statements of Stockholders' Equity          14
                Consolidated Statements of Cash Flows                    15
                Notes to Consolidated Financial Statements               16
                Independent Auditor's Report                             33

        The report dated January 18, 1995, of Erny & Mason, P.C., independent accountants for JRB prior to the Share Exchange, is attached hereto as Exhibit 99.1

               2.     Financial Statements Schedules - None.

               3. The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K/A and such Exhibit Index is incorporated herein by reference.

        (b)    Reports on Form 8-K:  None.

        (c) The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K/A and such
               Exhibit Index is incorporated herein by reference.

        (d) Financial Statements excluded from Annual Report pursuant to Rule 14a-3(b): Not applicable.

                                   Signatures

        In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Suffolk, State of Virginia, on Aug. 12 , 1996.

                          JAMES RIVER BANKSHARES, INC.

                            By: /s/ Harold U. Blythe
                               Harold U. Blythe, President
                               and Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated.

           Signature                       Title                      Date
*                            Chairman of The Board               Aug. 12, 1996
Elmon T. Gray                and Director

*                            Vice Chairman of the Board          Aug. 12, 1996
G. P. Jackson                and Director

/s/ Harold U. Blythe         President and Chief Executive       Aug. 12, 1996
Harold U. Blythe             Officer, Director

*                            Senior Vice President and Chief     Aug. 12, 1996
Glenn T. McCall              Financial Officer, Director

*                            Director                            Aug. 12, 1996
James E. Butler, Jr.

*                            Director                            Aug. 12, 1996
Bruce B. Gray

*                            Director                            Aug. 12, 1996
E.V. Stephenson, Jr.

*                            Director                            Aug. 12, 1996
Robert E. Spencer, Jr.

*                            Director                            Aug. 12, 1996
John A. Ramsey, Jr.

*                            Director                            Aug. 12, 1996
James C. Stewart

*                            Director                            Aug. 12, 1996
Ben P. Kanak

* Harold U. Blythe by signing his name hereto, does sign this document on behalf of the persons indicated above for whom he is attorney-in-fact pursuant to a power of attorney duly executed by such person and filed with the Securities and Exchange Commission.

                                                   By: /s/ Harold U. Blythe
                                                   Harold U. Blythe, President
                                                   and Chief Executive Officer

                                         EXHIBIT INDEX

                                                                                    Sequential
      Exhibit                                                                         Page
        No.                               Description                                Number
       *2.1  Agreement and Plan of Reorganization dated November 21, 1994               *
             (Incorporated by reference to the Registrant's Registration
             Statement on Form S-4, Commission File No. 33-88322, previously filed with the Commission on January 6, 1995).

       *2.2  First Colonial Bank Agreement and Plan of Merger dated June 30,            *
             1995, as amended (Incorporated by reference to the Registrant's
             Registration Statement on Form S-4, Commission File No. 33-99254,
             previously filed with the Commission on November 13, 1995).

       *2.3  Bank of Isle of Wight Agreement and Plan of Merger dated June 30,          *
             1995 (Incorporated by reference to the Registrant's Registration
             Statement on Form S-4, Commission File No. 33-99254, previously filed with the Commission on November 13, 1995).

       *3.1  Articles of Incorporation of James River Bankshares, Inc.                  *
             (Incorporated by reference to the Registrant's Registration
             Statement on Form S-4, Commission File No. 33-88322, previously filed with the Commission on January 6, 1995).

      **3.2  Amended and Restated Bylaws of James River Bankshares, Inc.

         *4  Form of Common Stock certificate of James River Bankshares, Inc.           *
             (Incorporated by reference to the Registrant's Registration
             Statement on Form S-4, Commission File No. 33-88322, previously filed with the Commission on January 6, 1995).

      *10.1  Agreement between The Bank of Waverly and First Union National
             Bank, * dated November 13, 1995 regarding branch acquisitions
             (Incorporated by reference to the Registrant's Registration
             Statement on Form S-4, Commission File No. 33-99254, previously filed with the Commission on December 22, 1995).

      *10.2  Employment Agreement between James River Bankshares, Inc. and Harold       *
             U. Blythe dated July 18, 1995 (Incorporated by reference to
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4, Commission File No. 33-99254, previously filed with the
             Commission on December 22, 1995).

      *10.3  Employment Agreement between James River Bankshares, Inc. and Glenn        *
             T. McCall dated July 18, 1995 (Incorporated by reference to
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4, Commission File No. 33-99254, previously filed with the
             Commission on December 22, 1995).

      *10.4  Employment Agreement between First Colonial Bank and James C.              *
             Stewart dated February 29, 1996.  (Incorporated by reference to the
             Registrant's Form 10-K, Commission File No. 0-26314, previously filed with the Commission on April 15, 1996).

      *10.5  Employment Agreement between Bank of Isle of Wight and Robert E.           *
             Spencer, Jr. dated February 29, 1996.  (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-26314, previously filed with the Commission on April 15, 1996).

       **13  Annual Report to security holders.





        *21 List of Subsidiaries. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-26314, previously filed with the Commission on April 15, 1996).

     **23.1  Consent of Frank Edward Sheffer & Co.
     **23.2  Consent of Erny & Mason, P.C.
     **99.1  Report of Erny & Mason, P.C.



* (Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference.)

**      Filed herewith.