Form 10-Q/A
period 1995-03-31
JAMES RIVER BANKSHARES INC
filed 1996-08-16
CIK 935037

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number      0-26314

                         JAMES RIVER BANKSHARES, INC.
                  (Exact name of registrant as specified in its charter)

        VIRGINIA                           54-1740210
(State of Incorporation)      (I.R.S. Employer Identification No.)

              101 EAST WASHINGTON STREET, SUFFOLK, VIRGINIA 23434
              (Address of principal executive officers)(Zip Code)

                                 (804) 539-0241
              (Registrant's Telephone Number, Including Area Code

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

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                                  March 31,     December 31,
                                                                    1996           1995
                                                                    ----           ----
                                                                 (unaudited)
ASSETS

     Cash and due from depository institutions                      $  11,370     $   12,264
     Interest-bearing bank balances                                       100              -
     Federal funds sold and securities purchased under
        resale agreements or similar arrangements                      24,094         11,832
     Investment securities available-for-sale
       (amortized cost: $89,591 in 1996 and $62,036
       in 1995)                                                        89,655         63,107
     Investment securities held-to-maturity (fair
         value: $12,354 in 1996 and $23,071 in 1995)                   12,443         22,867
     Loans, net                                                       214,509        206,516
     Premises and equipment, net                                        6,524          5,439
     Intangible assets                                                  2,973            160
     Other assets                                                       5,257          4,095
                                                                   ----------     -----------

         Total Assets                                               $ 366,925      $ 326,280
                                                                    =========      =========


LIABILITIES

     Noninterest-bearing deposits                                  $   32,866     $   32,851
     Interest-bearing deposits                                        295,190        254,513
                                                                      -------        -------
         Total deposits                                               328,056        287,364

     Accounts payable and other liabilities                             2,182          2,031
                                                                        -----          -----
          Total liabilities                                           330,238        289,395
                                                                      -------        -------

SHAREHOLDERS' EQUITY
     Common stock, $5 par, 10,000,000 shares
        authorized, 2,448,855 issued and oustanding in
         in 1996 and 2,448,502 in 1995                                 12,245         12,244
     Additional paid-in capital                                         3,454          3,447
     Retained earnings                                                 20,945         20,487
     Net unrealized gain on securities
        available-for-sale, net of income taxes                            43            707
                                                                     --------         ------
          Total Shareholders' Equity                                   36,687         36,885
                                                                       ------         ------

          Total Liabilities and Shareholders' Equity                $ 366,925      $ 326,280
                                                                    =========      =========

The notes to financial statements are an integral part of these statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                    (Dollars in thousands, except per share data)

                                                                         Three Months Ended
                                                                       March 31,      March 31,
                                                                         1996           1995
                                                                     -----------    ------------
INTEREST INCOME
     Interest and fees on loans                                    $    4,821     $    4,019
     Interest and dividends on securities                               1,301          1,477
     Interest on temporary investments                                    153            131
                                                                       -------      --------
          Total Interest Income                                         6,275          5,627
                                                                        ------       -------
INTEREST EXPENSE
     Interest on deposits                                               3,117          2,755
     Interest on short-term borrowings                                      -              8
                                                                      -------          ------
          Total Interest Expense                                        3,117          2,763
                                                                       ------         -------

          Net Interest Income                                           3,158          2,864

Provision for loan losses                                                 127             41
                                                                     ---------        -------

          Net Interest Income after provision
             for loan losses                                            3,031          2,823
                                                                     ---------        --------

NONINTEREST INCOME

     Service charges on deposit accounts                                  257            202
     Non-deposit fees and commissions                                      26             30
     Securities (losses), gains, net                                        5            (46)
     Other income                                                          62             57
                                                                      --------         -------
          Total Noninterest Income                                        350            243
                                                                      --------         -------

NONINTEREST EXPENSE
      Personnel expense                                                 1,191          1,084
      Occupancy and equipment expense                                     187            176
      Merger expense                                                      530              -
      Other expense                                                       819            767
                                                                      --------        --------
          Total NonInterest Expense                                     2,727          2,027
                                                                      --------        --------

EARNINGS

     Income before income taxes                                           654          1,039

     Income tax expense                                                   196            233
                                                                      --------        ------
     Net income                                                   $       458    $       806
                                                                  ===========    ===========
Earnings Per Common and Common Equivalent
     Share                                                        $       .19    $       .33
     Cash Dividends Paid                                          $       .00    $       .04
                                                                  ===========    ===========
Average Shares Outstanding                                          2,479,793      2,461,701


 The notes to financial statements are an integral part of these statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)

                                                                        Three Months Ended
                                                                    March 31,      March 31,
                                                                      1996           1995
                                                                -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                     $   458     $   806
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                 107         119
        Amortization of bond (discounts) and premiums                 (26)        176
        Provision for loan losses                                     127          41
        Loss (gain) from sales of securities                           (5)         46
        Decrease (increase) in other assets                          (771)       (346)
        Increase (decrease) in other liabilities                      157        (758)
                                                                  --------------------
                                                                       47          84
                                                                   -------------------


CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sales of securities - available-for-sale        $  1,215    $  3,113
   Proceeds from sales of securities - held-to-maturity              --         1,022
   Proceeds from maturities of securities - available-for-sale      3,984         663
   Proceeds from maturities of securities - held-to-maturity        1,224         815
   Purchase of securities - available-for-sale                    (23,568)     (4,751)
   Purchases of premises and equipment                               (157)        (40)
   Acquisition of other real estate                                  --           (95)
   Net increase in loans                                           (8,120)     (4,642)
   Net cash and cash equivalents received in
        acquisition of branches                                    30,484        --
                                                                      ---------------
                                                                    5,062      (3,915)

CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase (decrease) in non-interest bearing deposits      $ (2,983)   $ (3,784)
   Net increase (decrease) in interest bearing deposits             1,667      13,981
   Net increase (decrease) in certificates of deposit               7,672      (7,400)
   Issuance of stock                                                    8          13
   Cash dividends paid                                               --           (89)
   Repayment of borrowed funds                                       --        (1,500)
   Purchase of fractional shares                                       (5)       --
                                                                   -------------------
                                                                 $  6,359     $ 1,221
                                                                   -------------------
Net increase (decrease) in cash and cash equivalents               11,468      (2,610)

CASH AND CASH EQUIVALENTS
   Beginning                                                       24,096      22,661
                                                                   ------------------
   Ending                                                        $ 35,564    $ 20,051
                                                                 =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash payments for:
      Interest paid                                              $  1,824    $  1,748
                                                                 =====================

      Income taxes                                               $       440 $    156
                                                                 =====================

The notes to financial statements are an integral part of these statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                  (dollars in thousands, except per share data)
                   For The Three Months Ended March 31, 1996

                                                                Additional          Unrealized
                                                         Common   Paid-in   Retained   Gains
                                                         Stock    Capital   Earnings  (Losses)   Total
Balance December 31, 1995                                12,244    3,447    20,487     707      36,885
Net income                                                 --       --         458      --         458
Common stock issued in directors'
  stock purchase plan                                         1        7      --        --           8
Transfer of held-to-maturity securities to available-
   for-sale, net of deferred income taxes of $51,
   in conjunction with business combinations               --       --        --       (99)        (99)
Change in unrealized gain on securities
   available-for-sale net of deferred income
   taxes of $291                                           --       --        --      (565)       (565)
                                                       --------  -------  --------   -----    --------

Balance March 31, 1996                                  $12,245   $3,454   $20,945   $  43    $ 36,687
                                                       ========  =======  ========    ====     =======

The notes to financial statements are an integral part of these statements.

                         PART 1 - FINANCIAL INFORMATION

                          JAMES RIVER BANKSHARES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1995 Annual Report to Stockholders on Form 10-K/A; including the 1995 consolidated financial statements of James River Bankshares, Inc. (James River).


Note 2. Mergers and Acquisitions

        In the first quarter of 1996, James River Bankshares, Inc. ("James River") and its subsidiaries consummated several significant transactions. First, in two separate transactions that both closed February 29, 1996, James River acquired Bank of Isle of Wight, a Virginia state chartered bank in Smithfield, Virginia and First Colonial Bank, FSB, a federal savings bank in Hopewell, Virginia. The acquisitions of these two financial institutions were treated as a pooling of interest and the historical financial information included in this Form 10-Q/A is presented on that basis. Accordingly, the consolidated financial statements of James River give effect to this merger, and the accounts of First Colonial Savings Bank, FSB and Bank of Isle of Wight have been combined with James River for all periods presented. In the aggregate, these two transactions more than doubled James River's total assets and net loans. First Colonial Bank, FSB previously had a year end of June 30.
To conform their year end to that of James River Bankshares, Inc., the following adjustments were made to Shareholders' Equity of the company:


        Net income for the six month period
                ended December 31, 1995                           $412,688
        Cash dividends paid during the period                      (98,892)
        Stock options exercised                                     24,188
        Appreciation of available-for-sale
               securities, net of income taxes
               of $13,845                                           26,876
                                                                    ------
        Total Adjustment                                          $364,660

        Secondly, James River Bank, (formally known as "The Bank of Waverly") a wholly owned subsidiary of James River, consummated the acquisition of two branch banking offices from First Union National Bank of Virginia on March 23, 1996, one of which is located in the City of Franklin, Virginia, and one of which is located in Courtland, Virginia, in Southampton County. The transaction was accounted for by the purchase method of accounting. James River Bank assumed aggregate deposit liabilities of approximately $34 million in connection with the two branch acquisitions. In addition, equipment valued at $210,000 and land and buildings valued at $825,000 were purchased. Also in connection with the acquisition, intangible assets of $2,816,914 were capitalized and include goodwill, an inseparable component of core deposit intangible, and other costs incurred directly related to the acquisition.


Note 3. Transfer of Held-to-Maturity Investments

        In conjunction with the acquisition by James River, First Colonial Bank, FSB transferred most of its investment portfolio from the held-to-maturity category to available-for-sale, in order to maintain James River's existing interest rate risk position and credit risk policy. The transfer consisted of the entire investment portfolio of U. S. Government agency and corporation obligations (except mortgage-backed securities), having an amortized cost of $9.2 million. The effect of this reclassification was to reduce the net unrealized gain on securities available-for-sale by $99,000.


        During the first quarter of 1995 James River Bank sold three held-to-maturity securities as follows:



                         Gross Selling     Amortized        Realized
                             Price           Cost             Gain
- -------------------------------------------------------------------------
      Agencies(2)          $763,031        $751,270         $11,761
     Municipals(1)          258,750         245,396          13,354
- -------------------------------------------------------------------------
                         $1,021,781        $996,666         $25,115
- -------------------------------------------------------------------------



Management determined that with the demand of agricultural loans in March, 1995, it was necessary for James River Bank to fund such loans through the sale of investment securities. One particular available-for-sale security was sold at a loss of $27,862. To offset this loss and increase available funding, two U. S. Government Agency held-to-maturity securities and one municipal held-to-maturity security were sold at a combined profit of $25,115. As a result of the above action, all investments at James River Bank in the held-to-maturity classification, having an amortized cost basis of $8.2 million, were reclassified to available-for-sale. The effect of this reclassification was to reduce the net unrealized gain on securities available-for-sale by $96,000.

Note 4.  Earnings and Dividends Per Share

        Earnings per share for the three months ended March 31, 1996 and 1995 are determined by dividing income for the periods by 2,479,793 and 2,461,701, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options and warrants are regarded as common stock equivalents and are therefore considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. There is no material difference between primary and fully-diluted earnings per share.

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

Liabilities

        Deposits grew $40.7 million during the first quarter, an increase of 14.2%, to $328.1 million. Aside from the $34.4 million in deposits purchased from First Union National Bank, deposits for James River grew $6.3 million in the first quarter, an increase of 2.3%.


Non-performing Assets

        Non-performing assets of James River comprise delinquent loans on which the accrual of income has ceased or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $673,000 on March 31, 1996, as compared to $698,000 on December 31, 1995. On
March 31, 1996, non-accrual loans totaled $610,000 with $593,000 secured by real estate, with appraised values exceeding the carrying value of such loans. Non-accrual loans totaled $639,000 on December 31, 1995, of which $612,000 was secured by real estate, again with appraised values exceeding carrying values. Repossessed assets make up only a small portion of non-performing assets, totaling $63,000, with a $55,000 valuation allowance, on March 31, 1996, compared to $59,000, with a $55,000 valuation allowance, on December 31, 1995.


        Loans past due 90 days or more and still accruing were $343,000 and $683,000 for March 31, 1996 and December 31, 1995, respectively. Of these loans, loans secured by real estate totaled $295,000 on March 31, 1996 and $251,000 on December 31, 1995.

        No additional provisions, other than ordinary provisions, are being made to the allowance for loan losses.

        The allowances for possible losses on loans are maintained by James River at what management considers to be a realistic level consistent with the level of loans, taking into consideration the non-accrual and past due loans detailed above.

        James River's allowance for loan losses of $2.9 million was 1.35% of total loans on March 31, 1996. On December 31, 1995, the allowance for loan losses of $2.9 million was 1.37% of total loans. During this first quarter, total loans increased $8.0 million or 3.9%.

        The following details the allowance for loan losses for the first quarter:

                                                    1996    1995

Balance, January 1                                 $ 2,861 $ 2,811

Provision for loan losses                              127      41
Net charges (recoveries) to the
        allowance                                      (47)      6
                                                   -------  -------

Balance, March 31,                                 $ 2,941 $ 2,858
                                                   -------  -------



RESULTS OF OPERATIONS

        First Quarter of 1996 compared to First Quarter of 1995

Net Operating Results

        For the quarter ended March 31, 1996, James River earned net income of $458,000 as compared to $806,000 for the same period of 1995. The decrease was mainly due to the charge of $530,000 to operating income for merger expenses incurred by James River in connection with the acquisitions of First Colonial Bank, FSB, and Bank of Isle of Wight. Without these merger expenses, net income would have been $988,000, which represents an increase of approximately 22.6%.


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


        Interest expense increased $354,000 to $3.1 million, a 12.8% increase from the $2.8 million expense for the first quarter of 1995. Although interest bearing deposits increased from $246.8 million at March 31, 1995 to $295.2 million at March 31, 1996, $34.4 million of this increase was not effective until March 25, 1996. As previously discussed, James River Bank received deposits of $34.4 million in connection with its acquisition of two branch offices from First Union. Therefore, James River did not bear the full cost of these period ending deposits for any significant period of time during the first quarter of 1996. The greater expense incurred in the first quarter of 1996 is primarily due to the increase in average total deposits of 6.7%, or 18.2 million, for the first three months of 1996 over the same period of 1995.

Non-Interest Income


        Non-interest income during the quarter ended March 31, 1996 increased by $107,000 as compared to the same period during 1995. Customer service fees on deposit accounts increased $55,000, due largely to new accounts and increased fees. The investments sold account showed an increase of $51,000 in 1996 over 1995. This change consisted of the net losses of $46,000 in 1995, compared to the net gain of $5,000 in 1996.


Non-Interest Expense

        Non-interest expenses during the first quarter of 1996 increased by $700,000 compared to 1995, an increase of 34.5%, The major components of the increase from 1995 were an increase in personnel expense of $107,000 and $585,000 in other expenses. The increase in personnel expense is largely attributable to the increase in officer staff of three of the subsidiaries, and new personnel associated with the two branches recently purchased by James River Bank. As previously disclosed, the increase in other expenses is primarily attributable to merger costs.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and interest sensitivity


        At March 31, 1996, James River subsidiaries had $47.7 million in undisbursed loan commitments and expect to have sufficient funds available to meet their current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $102.1 million in investment securities. Of this amount, only $12.3 million is classified as held-to-maturity with $206,000 maturing in less than one year. Of the $89.8 million in available-for-sale, $13.8 million matures in less than one year, and an additional $37.8 million matures between 1 and 5 years.


        Almost the entire deposit base is made up of core deposits with only 5.5% of total deposits composed of certificates of deposit of $100,000 and over.

CAPITAL RESOURCES

        Total shareholders' equity amounted to $36.7 million at March 31, 1996. James River's leverage ratio was 10.20%, with tier 1 risk-based capital ratio of 11.40% and a total risk-based capital ratio of 12.40%.


        In the exchange of the common stock of First Colonial Bank, FSB, and Bank of Isle of Wight for James River Bankshares, Inc. common stock, James River purchased any fractional shares created. A total of 191 shares were purchased.

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

Item 2.        Changes in Securities - None

Item 3.        Defaults upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Securities Holders -

               On February 26, 1996, a Special Meeting of the Shareholders of James River was held. At the Special Meeting, shareholders of James River (i) voted upon a proposal to issue up to 599,541 shares of James River common stock to shareholders of First Colonial Bank, FSB pursuant to the terms of an Agreement and Plan of Merger dated as of June 30, 1995, as amended, between James River and First Colonial Bank and (ii) voted upon a proposal to issue up to 315,400 shares of James River common stock to the shareholders of Bank of Isle of Wight pursuant to the terms of an Agreement and Plan of Merger dated as of June 30, 1995 between James River and Bank of Isle of Wight. See "Part I Financial Information - Note 2." On the matter regarding the issuance of shares of James River common stock to shareholders of First Colonial Bank, there were 1,169,655 votes for, 12,170 votes against and 2,474 abstentions. On the matter regarding the issuance of shares of James River common stock to shareholders of Bank of Isle of Wight there were 1,180,490 votes for, 1,335 votes against and 2,474 abstentions. There were no broker non-votes on either proposal.

Item 5. Other Information

               Bank of Suffolk, a subsidiary of James River, recently agreed to purchase a branch bank office in Suffolk from Central Fidelity Bank. Also, First Colonial Bank, FSB, a subsidiary of James River, has assumed a lease from NationsBank, N. A., for a branch bank office in Hopewell. Both transactions are subject to all necessary regulatory approvals.

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

                                            JAMES RIVER BANKSHARES, INC.

Date:           August 15, 1996          /s/ Glenn T. McCall
                                         Glenn T. McCall, Sr. Vice President
                                         and Chief Financial Officer