Form 10-Q
period 1996-06-30
JAMES RIVER BANKSHARES INC
filed 1996-08-20
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 1996

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At June 30, 1996, the issuer had 2,449,205 outstanding shares of its $5.00 par value common stock.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                 June 30   December 31,
                                                                   1996       1995
                                                                   ----       ----
                                                               (unaudited)
ASSETS
     Cash and due from depository institutions                   $ 12,142   $ 12,264
     Interest-bearing bank balances                                   100          -
     Federal funds sold and securities purchased under
        resale agreements or similar arrangements                   1,913     11,832
     Investment securities available-for-sale
        (amortized cost: $99,012 in 1996 and $62,036
        in 1995)                                                   97,740     63,107
     Investment securities held-to-maturity (fair
        value: $11,699 in 1996 and $23,073 in 1995)                11,874     22,867
     Loans, net                                                   229,439    206,516
     Premises and equipment, net                                    7,483      5,439
     Intangible assets                                              2,900        160
     Other assets                                                   6,638      4,095
                                                                 --------   --------
         Total Assets                                            $370,229   $326,280
                                                                 ========   ========


LIABILITIES

     Noninterest-bearing deposits                                $ 36,926   $ 32,851
     Interest-bearing deposits                                    295,164    254,513
                                                                 --------   --------
         Total deposits                                           332,090    287,364

     Accounts payable and other liabilities                         2,116      2,031
                                                                 --------   --------
          Total liabilities                                       334,206    289,395
                                                                 --------   --------

SHAREHOLDERS' EQUITY
     Common stock, $5 par, 10,000,000 shares
        authorized, 2,449,205 issued and oustanding in
        in 1996 and 2,448,502 in 1995                              12,246     12,244
     Additional paid-in capital                                     3,461      3,447
     Retained earnings                                             21,140     20,487
     Net unrealized gain on securities
        available-for-sale                                           (824)       707
                                                                 --------   --------
          Total Shareholders' Equity                               36,023     36,885
                                                                 --------   --------
          Total Liabilities and Shareholders' Equity             $370,229   $326,280
                                                                 ========   ========


The notes to financial statements are an integral part of these statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)


                                                                  Three Months Ended                   Six Months Ended
                                                                 June 30,      June 30,              June 30,    June 30,
                                                                   1996          1995                  1996        1995
                                                                   ----          ----                  ----        ----
INTEREST INCOME
     Interest and fees on loans                                 $ 4,900       $ 4,327                $ 9,721     $ 8,346
     Interest and dividends on securities                         1,717         1,450                  3,018       2,927
     Interest on temporary investments                              149           144                    302         275
                                                                ---------------------                -------------------
          Total Interest Income                                   6,766         5,921                 13,041      11,548
                                                                ---------------------                -------------------

INTEREST EXPENSE
     Interest on deposits                                         3,426         2,951                  6,543       5,706
     Interest on short-term borrowings                               14            12                     14          20
                                                                ---------------------                -------------------
          Total Interest Expense                                  3,440         2,963                  6,557       5,726
                                                                ---------------------                -------------------

          Net Interest Income                                     3,326         2,958                  6,484       5,822

Provision for loan losses                                            78            71                    205         112
                                                                ---------------------                -------------------

          Net Interest Income after provision
             for loan losses                                      3,248         2,887                  6,279       5,710
                                                                ---------------------                -------------------

NONINTEREST INCOME
     Service charges on deposit accounts                            265           206                    522         408
     Securities (losses), gains, net                                 13             4                     18         (42)
     Other income                                                   121            68                    209         155
                                                                ---------------------                -------------------
          Total Noninterest Income                                  399           278                    749         521
                                                                ---------------------                -------------------

NONINTEREST EXPENSE
      Personnel expense                                           1,285         1,066                  2,476       2,150
      Occupancy and equipment expense                               417           552                    787         728
      Merger expense                                                  -           227                    530         227
      Other expense                                                 766           468                  1,402       1,235
                                                                ---------------------                -------------------
          Total NonInterest Expense                               2,468         2,313                  5,195       4,340
                                                                ---------------------                -------------------

EARNINGS
     Income before income taxes                                   1,179           852                  1,833       1,891
     Income tax expense                                             347           291                    543         524
                                                                ---------------------                -------------------
     Net income                                                 $   832       $   561                $ 1,290     $ 1,367
                                                                =====================                ===================

Earnings Per Common and Common
     Equivalent Share                                             $0.34         $0.23                  $0.52       $0.55

     Cash dividends paid                                          $0.26         $ .00                  $0.26       $0.04
                                                                 ======         =====                  =====       =====

Average Shares Outstanding                                    2,481,417     2,481,325              2,480,605   2,472,499




The notes to financial statements are an integral part of these statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)


                                                                    Six Months Ended
                                                              -----------------------------
                                                                 June 30,      June 30,
                                                                   1996           1995
                                                               ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $   1,290       $  1,367
   Adjustments to reconcile to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                231            265
        Amortization of bond (discounts) and premiums                (39)            (1)
        Provision for loan and other real estate
           losses                                                    235            136
        Loss (gain) from sales of securities                         (18)            42
        Decrease (increase) in other assets                       (1,655)           396
        Increase (decrease) in other liabilities                      91           (280)
                                                               ---------       --------
                                                               $     135       $  1,925
                                                               ---------       --------


CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities - available-for-sale      $   7,811       $  7,771
   Proceeds from sales of securities - held-to-maturity                -          1,022
   Proceeds from maturities of securities - available-for-sale     8,981          1,459
   Proceeds from maturities of securities - held-to-maturity       1,793          3,426
   Purchase of securities - available-for-sale                   (44,511)       (10,483)
   Purchases of premises and equipment                            (1,240)           (55)
   Acquisition of other real estate                                    -            (95)
   Net increase in loans                                         (23,158)       (12,848)
   Net cash and cash equivalents received in
        acquisition of branches                                   30,484              -
                                                               ---------       --------
                                                               $ (19,840)      $ (9,803)
                                                               ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in non-interest bearing deposits    $   1,077       $ (1,107)
   Net increase (decrease) in interest bearing deposits           (1,746)           828
   Net increase in certificates of deposit                        11,059            793
   Issuance of stock                                                  16             54
   Cash dividends paid                                              (637)           (89)
   Repayment of borrowed funds                                         -         (1,500)
   Purchase of fractional shares                                      (5)             -
   Federal funds purchased                                             -          1,226
                                                               ---------       --------
                                                               $   9,764       $    205
                                                               ---------       --------

Net decrease in cash and cash equivalents                      $  (9,941)      $ (7,673)

CASH AND CASH EQUIVALENTS
   Beginning                                                      24,096         22,661
                                                               ---------       --------
   Ending                                                      $  14,155       $ 14,988
                                                               =========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest paid                                            $   4,311       $  3,622
                                                               =========       ========
      Income taxes                                             $     664       $    463
                                                               =========       ========



The notes to financial statements are an integral part of these statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                 (dollars in thousands, except per share data)
                     For The Six Months Ended June 30, 1996



                                                                              Additional                  Unrealized
                                                                  Common        Paid-in      Retained       Gains
                                                                  Stock         Capital      Earnings      (Losses)       Total
                                                                ----------------------------------------------------------------
Balance December 31,1995                                        $ 12,244      $  3,447       $ 20,487     $   707       $ 36,885
Net income                                                             -             -          1,290           -          1,290
Common stock issued in directors'
  stock purchase plan                                                  2            14              -           -             16
Transfer of held-to-maturity securities
  to available-for-sale, net of deferred
  income taxes of $51, in conjunction
  with business combinations                                           -             -              -         (99)           (99)
Change in unrealized gain(loss) on
  securities available-for-sale, net of
  deferred income taxes of $761                                        -             -              -      (1,432)        (1,432)
Dividends Paid                                                         -             -           (637)          -           (637)
                                                                ----------------------------------------------------------------
Balance June 30, 1996                                           $ 12,246      $  3,461       $ 21,140     $  (824)      $ 36,023
                                                                ----------------------------------------------------------------


The notes to financial statements are an integral part of these statements.

                         PART 1 - FINANCIAL INFORMATION

                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and the six month periods ended June 30, 1996 and 1995 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1995 Annual Report to Stockholders on Form 10-K/A; including the 1995 consolidated financial statements of James River Bankshares, Inc. ("James River").

Note 2. Mergers and Acquisitions

        During the first quarter of 1996, James River Bankshares, Inc. ("James River") and its subsidiaries consummated several significant transactions. First, in two separate transactions that both closed February 29, 1996, James River merged with Bank of Isle of Wight, a Virginia state chartered bank in Smithfield, Virginia and First Colonial Bank, FSB, a federal savings bank in Hopewell, Virginia. The merger of these two financial institutions was treated as a pooling of interest and the historical financial information included in the Form 10-Q is presented on that basis. Accordingly, the consolidated financial statements of James River give effect to this merger, and the accounts of First Colonial Savings Bank, FSB and Bank of Isle of Wight have been combined with James River for all periods presented. In the aggregate, these two transactions more than doubled James River's total assets and net loans. First Colonial Bank, FSB previously had a year end of June 30. To conform their year end to that of James River Bankshares, Inc., the following adjustments were made to the Consolidated Shareholders' Equity of James River:

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

        Secondly, James River Bank, (formally known as "The Bank of Waverly") a wholly owned subsidiary of James River, consummated the acquisition of two branch banking offices from First Union National Bank of Virginia on March 23, 1996, one of which is located in the City of Franklin, Virginia, and one of which is located in Courtland, Virginia, in Southampton County. The transaction was accounted for by the purchase method of accounting. James River Bank assumed aggregate deposit liabilities of approximately $34 million in connection with the two branch acquisitions. In addition, equipment valued at $210,000 and land and buildings valued at $825,000 were purchased. Also in connection with the acquisition, intangible assets of $2,816,914 were capitalized and include goodwill, an inseparable component of core deposit intangible, and other costs incurred directly related to the acquisition. These costs are being amortized on an accelerated method over fifteen years.

Note 3. Earnings and Dividends Per Share

        Earnings per share for the six months ended June 30, 1996 and 1995 are determined by dividing income for the periods by 2,480,605 and 2,472,499, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options and warrants are regarded as common stock equivalents and are therefore considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. There is no material difference between primary and fully-diluted earnings per share.

Note 4. Transfer of Held-to-Maturity Investments

        In conjunction with the merger with James River, First Colonial Bank, FSB transferred most of its investment portfolio from the held-to-maturity category to available-for-sale, in order to maintain James River's existing interest rate risk position and credit risk policy. The transfer consisted of the entire investment portfolio of U. S. Government agency and corporation obligations (except mortgage-backed securities), having an amortized cost of $9.2 million. The effect of this reclassification was to reduce the net unrealized gain on securities available-for-sale by $99,000, after taxes. First Colonial Bank intends to hold its mortgage-backed securities to maturity, because these securities possess some of the same investment and risk characteristics as mortgage loans held for investment in its portfolio.

        During the first quarter of 1995 James River Bank sold three held-to-maturity securities as follows:

                          Gross Selling       Amortized         Realized
                                  Price            Cost             Gain

                        -------------------------------------------------
Agencies(2)                    $763,031        $751,270          $11,761
Municipals(1)                   258,750         245,396           13,354
                        =================================================
                             $1,021,781        $996,666          $25,115
                        =================================================


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

                  Item 2. Management's Discussion and Analysis
                       of Financial Condition and Results of Operations

Financial Condition

Assets

        Total assets of James River Bankshares, Inc. ("James River") at June 30, 1996 were $370.2 million as compared to $326.3 million at December 31, 1995, an increase of $43.9 million or 13.5%. This increase was primarily attributable to the receipt of $34.4 million related to the assumption of deposits in the purchase of two branch offices by James River Bank during the first quarter of 1996.

Liabilities

        Deposits grew $44.7 million during the first half of 1996, an increase of 15.6%, to $332.1 million. Aside from the $34.4 million in deposits purchased from First Union National Bank, deposits for James River grew $10.3 million in the first six months of 1996, an increase of 3.6%.

Non-performing Assets

        Non-performing assets of James River comprise delinquent loans on which the accrual of income has ceased or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $1.4 million on June 30, 1996, as compared to $698,000 on December 31, 1995. On June 30, 1996, non-accrual loans totaled $974,000, with $941,000 secured by real estate with no loss anticipated. Non-accrual loans totaled $639,000 on December 31, 1995, of which $612,000 was secured by real estate with no loss anticipated. Repossessed real estate accounts for $437,000 of non-performing assets on June 30, 1996 compared to $59,000 on December 31, 1995.

        Loans past due 90 days or more and still accruing were $386,000 and $683,000 for June 30, 1996 and December 31, 1995, respectively. Of these loans, loans secured by real estate totaled $170,000 on June 30, 1996 and $251,000 on December 30, 1995.

        No additional provisions, other than ordinary provisions, are being made to the allowance for loan losses.

        The allowances for possible losses on loans are maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration, the non-accrual and past due loans detailed above.

        James River's allowance for loan losses of $3.1 million was 1.32% of total loans on June 30, 1996. On December 31, 1995, the allowance for loan losses of $2.9 million was 1.37% of total loans. During this second quarter, total loans increased $12.0 million or 5.5%.

        The following details the allowance for loan losses for the first six months of 1996:

                                                  1996       1995

Balance, January 1                              $ 2,891    $ 2,811

Provision for loan losses                           205        112
Net (charges)recoveries to the
        allowance                                   (37)        48
                                                 -------    -------

Balance, June 30,                               $ 3,059    $ 2,971
                                                 -------    -------

Acquisitions

        In the second quarter of 1996, First Colonial Bank, FSB, Hopewell, VA., ("FCB") a wholly-owned subsidiary of James River entered into an agreement with NationsBank, National Association, to purchase the furniture and fixtures and assume a lease on a branch office in Hopewell, Va. FCB opened the new branch office on May 15, 1996.

        Bank of Suffolk, ("BOS") a wholly-owned subsidiary of James River, entered into an agreement with Central Fidelity National Bank to purchase the furniture and fixtures and assume a lease on a branch office in Suffolk, Va. BOS opened the new branch office on June 10, 1996.

RESULTS OF OPERATIONS

Net Operating Results

        For the quarter ended June 30, 1996, James River earned net income of $832,000 as compared to $561,000 for the same period of 1995. The increase was primarily due to the charge of $227,000 to operating income in 1995 for merger expenses incurred by James River Bank and the Bank of Suffolk in the formation of James River Bankshares, Inc.

Net Interest Income

        Net interest income during the quarter ended June 30, 1996 increased $368,000 to $3.3 million, up 12.4% from the $2.9 million for the quarter ended June 30, 1995.

        The increase in net interest income was largely due to the $12.0 million increase in loans for the second quarter of 1996 over the same period in 1995. With rate changes and increased volume, interest and fee income on loans increased 13.2% for the second quarter of 1996 to $4.9 million, $573,000 more than the $4.3 million earned in same period of 1995. Income on investment securities increased $267,000 to $1.7 million during the second quarter of 1996, up 18.4% from the $1.4 million for the second quarter of 1995. Interest expense on deposits increased for the second quarter from $2.9 million in 1995 to $3.4 million for the same period in 1996, a 16.1% increase in the cost of deposits. This was primarily due to the additional branch acquisition deposits of approximately $34.4 million in late March, 1996.

        For the first half of 1996, net interest income increased $662,000, or 11.4%, over the same period in 1995. The greater percentage of this increase was primarily due to the increased volume of loans, with interest and fees on loans increasing to $9.7 million in 1996, up $1.4 million, or 16.5%, from the $8.3 million for the same period in 1995. Income on investment securities increased only slightly, up $91,000, or 3.1%, over 1995. During this same time period of 1996, interest expense on deposits increased $837,000, or 14.7%, over that of 1995. As discussed previously, the majority of this increase is attributed to the increase in deposit volume.

Non-Interest Income

        Non-interest income during the quarter ended June 30, 1996 increased by $121,000, or 43.5%, compared to the same period during 1995. Customer service fees on deposit accounts increased $59,000, due largely to new accounts and increased fees.

        For the six month period ended June 30, 1996, non-interest income increased $228,000, or 43.8%. The greater portion of this increase was in customer service fees on deposit accounts, an increase of $114,000, or 27.9%. Gains and losses on the sale of investments had a gain of $18,000 in 1996, compared to a loss of $42,000 in 1995, a net change in non-interest income of $60,000.

Non-Interest Expense

        Non-interest expenses during the second quarter of 1996 increased by $155,000 compared to 1995, an increase of 6.7%. However, given the $227,000 cost in the second quarter of 1995 associated with the formation of James River Bankshares, Inc., the increase for recurring type expenses was $382,000. For the six month period ended June 30, 1996, non-interest expense increased $855,000, an increase of 19.7%, over the same period in 1995. Merger expenses of $530,000 associated with James River's acquisitions of First Colonial Bank, FSB, and Bank of Isle of Wight was offset in the six month comparison by the $227,000 cost associated with the formation of James River in the second quarter of 1995. As discussed previously, the majority of the increase in recurring type expenses is attributable to the branch acquisitions in late March, 1996, as well as the acquisitions during the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and interest sensitivity

        At June 30, 1996, James River subsidiaries had $30.8 million in undisbursed loan commitments and expect to have sufficient funds available to meet their current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $108.1 million in investment securities. Of this amount, only $11.9 million is classified as held-to-maturity with $202,000 maturing in less than one year. Of the $97.7 million in available-for-sale, $7.4 million matures in less than one year, and an additional $46.8 million matures between 1 and 5 years.

        Almost the entire deposit base is made up of core deposits with only 6.4% of total deposits composed of certificates of deposit of $100,000 and over.

CAPITAL RESOURCES

        Total shareholders' equity amounted to $36.0 million at June 30, 1996. James River's leverage ratio was 9.25%, with tier 1 risk-based capital ratio of 17.50% and a total risk-based capital ratio of 18.75%.

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

Item 2.        Changes in Securities - None

Item 3.        Defaults upon Senior Securities - None

Item 4.        Submission of Matters to a Vote of Securities Holders

        The Company held its 1996 Annual Meeting of Shareholders on May 23, 1996. At the Annual Meeting, the following matters were acted upon by shareholders.

               1. Election of directors. The following persons were elected as directors of the Company to serve a one year term, with the votes For and Withheld as indicated below:

               DIRECTOR                         FOR       WITHHELD

               Harold U. Blythe               1,805,911     1,780

               James E. Butler, Jr.           1,805,861     1,830

               Bruce B. Gray                  1,805,481     2,210

               Elmon T. Gray                  1,805,531     2,160

               G. P. Jackson                  1,805,911     1,780

               Ben P. Kanak                   1,805,361     2,330

               Glenn T. McCall                1,805,911     1,780

               John A. Ramsey, Jr.            1,805,867     1,824

               Robert E. Spencer, Jr.         1,805,911     1,780

               E. V. Stephenson, Jr.          1,805,361     2,330

               James C. Stewart               1,805,077     2,614

               2.     Approval of the 1996 Employee Stock Option Plan:

                           FOR               AGAINST       ABSTAIN

                        1,663,193            51,561        18,456

               3. Approval of the Directors' Stock/Cash Plan for Payment of Directors' Fees:

                           FOR               AGAINST       ABSTAIN

                        1,644,985            57,960        30,265


               4. Ratification of Goodman & Company, L.L.P. as independent auditors for 1996.

                           FOR               AGAINST       ABSTAIN

                        1,802,306             3,014         2,371


Item 5. Other Information

Item 6. Exhibits and reports on Form 8-K

               (a)    Exhibits - None

               (b)    Reports on Form 8-K.

                      On April 23, 1996, the Company filed a report on Form
               8-K/A under Item 4 (Changes in Registrant's Certifying Accountant) regarding the Company's engagement of Goodman & Company L.L.P. as the independent public accountants to audit the Company's financial statements for the fiscal year ended December 31, 1996 to replace the firm of Frank E. Sheffer & Co., which declined to stand for re-election as the Company's independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JAMES RIVER BANKSHARES, INC.

Date:   August 19, 1996                     /s/  Glenn T. McCall
                                            Glenn T. McCall, Sr. Vice President
                                            and Chief Financial Officer