Form 10-Q
period 1996-09-30
JAMES RIVER BANKSHARES INC
filed 1996-11-14
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1996

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


                                 (804) 539-0241
              (Registrant's Telephone Number, Including Area Code)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  X    No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At September 30, 1996, the issuer had 2,451,807 outstanding shares of its $5.00 par value common stock.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                    September 30,        December 31,
                                                                    -------------        ------------
                                                                       1996                 1995
                                                                       ----                 ----
                                                                    (unaudited)
                                                                    -----------
ASSETS
     Cash and due from depository institutions                    $     11,425          $  12,264
     Interest-bearing bank balances                                        100                  -
     Federal funds sold and securities purchased under
        resale agreements or similar arrangements                        3,644             11,832
     Investment securities available-for-sale
        (amortized cost: $94,446 in 1996 and $62,036
        in 1995)                                                        93,618             63,107
     Investment securities held-to-maturity (fair
        value: $11,202 in 1996 and $23,073 in 1995)                     11,326             22,867
     Loans, net                                                        236,374            206,516
     Premises and equipment, net                                         8,491              5,439
     Intangible assets                                                   2,824                160
     Other assets                                                        6,755              4,095
                                                                   -----------         ----------

         Total Assets                                             $    374,557        $   326,280
                                                                   ===========         ==========


LIABILITIES

     Noninterest-bearing deposits                                 $     37,123        $    32,851
     Interest-bearing deposits                                         296,900            254,513
                                                                   -----------         ----------
         Total deposits                                                334,023            287,364

     Accounts payable and other liabilities                              4,163              2,031
                                                                   -----------         ----------
          Total liabilities                                            338,186            289,395
                                                                   -----------         ----------

SHAREHOLDERS' EQUITY
     Common stock, $5 par, 10,000,000 shares
        authorized, 2,451,807 issued and oustanding in
        in 1996 and 2,448,502 in 1995                                   12,259             12,244
     Additional paid-in capital                                          3,473              3,447
     Retained earnings                                                  21,175             20,487
     Net unrealized gain (loss) on securities
        available-for-sale                                                (536)               707
                                                                   -----------         ----------
          Total Shareholders' Equity                                    36,371             36,885
                                                                   -----------         ----------

          Total Liabilities and Shareholders' Equity              $    374,557        $   326,280
                                                                   ===========         ==========

The notes to financial statements are an integral part of these statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)



                                                        Three Months Ended                  Nine Months Ended
                                                ---------------------------------     -------------------------------
                                                September 30,       September 30,     September 30,     September 30,
                                                -------------       -------------     -------------     -------------
                                                    1996                 1995             1996              1995
                                                    ----                 ----             ----              ----
INTEREST INCOME
     Interest and fees on loans               $       5,348         $    4,516        $    15,069       $    12,862
     Interest and dividends on securities             1,663              1,395              4,681             4,322
     Interest on temporary investments                   77                101                379               376
                                               ------------          ---------         ----------        ----------
          Total Interest Income                       7,088              6,012             20,129            17,560
                                               ------------          ---------         ----------        ----------

INTEREST EXPENSE
     Interest on deposits                             3,479              3,011             10,022             8,717
     Interest on short-term borrowings                   12                 17                 26                37
                                               ------------          ---------         ----------        ----------
          Total Interest Expense                      3,491              3,028             10,048             8,754
                                               ------------          ---------         ----------        ----------

          Net Interest Income                         3,597              2,984             10,081             8,806

Provision for loan losses                               146                 51                351               163
                                               ------------          ---------         ----------        ----------

          Net Interest Income after provision
             for loan losses                          3,451              2,933              9,730             8,643
                                               ------------          ---------         ----------        ----------

NONINTEREST INCOME
     Service charges on deposit accounts                282                286                804               694
     Securities (losses), gains, net                     15                 10                 33               (32)
     Other income                                       125                128                334               283
                                               ------------          ---------         ----------        ----------
          Total Noninterest Income                      422                424              1,171               945
                                               ------------          ---------         ----------        ----------

NONINTEREST EXPENSE
      Personnel expense                               1,404              1,132              3,880             3,282
      Occupancy and equipment expense                   468                383              1,255             1,111
      Merger expense                                      -                  -                530               227
      SAIF assessment                                   752                  -                752                 -
      Other expense                                     818                589              2,220             1,824
                                               ------------          ---------         ----------        ----------
          Total NonInterest Expense                   3,442              2,104              8,637             6,444
                                               ------------          ---------         ----------        ----------

EARNINGS
     Income before income taxes                         431              1,253              2,264             3,144

     Income tax expense                                  78                348                621               872
                                               ------------          ---------         ----------        ----------

     Net income                               $         353         $      905        $     1,643       $     2,272
                                               ============          =========         ==========        ==========

Earnings Per Common and Common
     Equivalent Share                          $       0.14         $     0.36        $      0.66       $      0.92

     Cash dividends paid                       $       0.13         $     0.00        $      0.39       $      0.04

Average Shares Outstanding                        2,480,501          2,481,346          2,479,605         2,475,282



The notes to financial statements are an integral part of these statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)



                                                                            Nine Months Ended
                                                                 -----------------------------------
                                                                    September 30,      September 30,
                                                                        1996               1995
                                                                 -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $      1,643       $      2,272
   Adjustments to reconcile to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                      478                349
        Amortization of bond (discounts) and premiums                      (15)                (1)
        Provision for loan and other real estate
           losses                                                          381                163
        Loss (gain) from sales of securities                               (33)                32
        Decrease (increase) in other assets                             (1,942)               484
        Increase (decrease) in other liabilities                         1,638               (710)
                                                                   -----------        -----------
                                                                  $      2,150       $      2,589
                                                                   -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities - available-for-sale         $     14,023       $      9,650
   Proceeds from sales of securities - held-to-maturity                      -              1,022
   Proceeds from maturities of securities - available-for-sale          11,371              9,744
   Proceeds from maturities of securities - held-to-maturity             2,336              3,869
   Purchase of securities - available-for-sale                         (48,551)           (17,331)
   Purchases of premises and equipment                                  (2,405)              (119)
   Acquisition of other real estate                                          -                (79)
   Net increase in loans                                               (30,239)           (19,257)
   Net cash and cash equivalents received in
        acquisition of branches                                         30,484                  -
                                                                   -----------        -----------
                                                                  $    (22,981)      $    (12,501)
                                                                   ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in non-interest bearing deposits       $      1,274       $     (1,079)
   Net increase (decrease) in interest bearing deposits                 (1,378)             8,957
   Net increase (decrease) in certificates of deposit                   12,427             (2,370)
   Issuance of stock                                                        41                 70
   Cash dividends paid                                                    (955)              (190)
   Repayment of borrowed funds                                               -             (1,500)
   Purchase of fractional shares                                            (5)                 -
   Federal funds purchased                                                 500                300
                                                                   -----------        -----------
                                                                  $     11,904       $      4,188
                                                                   -----------        -----------

Net decrease in cash and cash equivalents                         $     (8,927)      $     (5,724)

CASH AND CASH EQUIVALENTS
   Beginning                                                            24,096             22,660
                                                                   -----------        -----------

   Ending                                                         $     15,169       $     16,936
                                                                   ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for:
      Interest paid                                               $      9,661       $      8,582
                                                                   ===========        ===========

      Income taxes                                                $      1,065       $        528
                                                                   ===========        ===========


The notes to financial statements are an integral part of these statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                             (Dollars in thousands)
                  For The Nine Months Ended September 30, 1996



                                                          Additional                Unrealized
                                             Common        Paid-in      Retained      Gains
                                             Stock         Capital      Earnings     (Losses)       Total
                                             ------       ----------    --------     --------       -----
Balance December 31, 1995                   $ 12,244      $  3,447      $ 20,487     $    707      $ 36,885
Net Income                                         -             -         1,643            -         1,643
Common stock issued in directors'
   stock purchase plan                             5            25             -            -            30
Employee stock options exercised                  10             1             -            -            11
Transfer of held-to-maturity securities
   to available-for-sale, net of deferred
   income taxes of $51, in conjunction
   with business combinations                      -             -             -          (99)          (99)
Change in unrealized gain(loss) on
   securities available-for-sale, net of
   deferred income taxes of $605                   -             -             -       (1,144)       (1,144)
Dividends Paid                                     -             -          (955)           -          (955)
                                             -------       -------       -------      -------       -------
Balance September 30, 1996                  $ 12,259      $  3,473      $ 21,175     $   (536)     $ 36,371
                                            ========      ========      ========     =========     ========

                         PART 1 - FINANCIAL INFORMATION


                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and the nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1995 Annual Report to Stockholders on Form 10-K/A, including the 1995 consolidated financial statements of James River Bankshares, Inc.


Note 2. Mergers and Acquisitions

         During the first quarter of 1996, James River and its subsidiaries consummated several significant transactions. First, in two separate transactions that both closed February 29, 1996, James River merged with Bank of Isle of Wight, a Virginia state chartered bank in Smithfield, Virginia ("Bank of Isle of Wight") and First Colonial Bank, FSB, a federal savings bank in Hopewell, Virginia ("First Colonial"). The merger of these two financial institutions was treated as a pooling of interest and the historical financial information included in the Form 10-Q is presented on that basis. Accordingly, the consolidated financial statements of James River give effect to this merger, and the accounts of First Colonial and Bank of Isle of Wight have been combined with James River for all periods presented. In the aggregate, these two transactions more than doubled James River's total assets and net loans. First Colonial previously had a year end of June 30. To conform First Colonial's year end to that of James River, the following adjustments were made to the

Consolidated Shareholders' Equity of James River:


         Net income for the six month period
                  ended December 31, 1995                       $412,488
         Cash dividends paid during the period                   (98,892)
         Stock options exercised                                  24,188
         Appreciation of available-for-sale
                  securities, net of income taxes
                  of $13,845                                      26,876
                                                                  ------

         Total Adjustment                                       $364,660
                                                                 =======


         Second, James River Bank, (formally named "The Bank of Waverly") a wholly-owned subsidiary of James River, consummated the acquisition of two branch banking offices from First Union National Bank of Virginia on March 23, 1996, one of which is located in the City of Franklin, Virginia, and the other of which is located in Courtland, Southampton County, Virginia. The transaction was accounted for by the purchase method of accounting. James River Bank assumed aggregate deposit liabilities of approximately $34 million in connection with the two branch acquisitions. In addition, equipment valued at $210,000 and land and buildings valued at $825,000 were purchased. In connection with the acquisition, intangible assets of $2,816,914 were capitalized including goodwill, an inseparable component of core deposit intangible, and other costs incurred directly related to the acquisition. These costs are being amortized on an accelerated method over fifteen years.


Note 3. Earnings and Dividends Per Share

         Earnings per share for the nine months ended September 30, 1996 and 1995 are determined by dividing income for the periods by 2,479,605 and 2,475,282, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options and warrants are regarded as common stock equivalents and are, therefore, considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. There is no material difference between primary and fully-diluted earnings per share.


Note 4. Transfer of Held-to-Maturity Investments

         In conjunction with the merger with James River, First Colonial transferred most of its investment portfolio from the held-to-maturity category to available-for-sale, in order to maintain James River's existing interest rate risk position and credit risk policy. The transfer consisted of the entire investment portfolio of U. S. Government agency and corporation obligations

(except mortgage-backed securities), having an amortized cost of $9.2 million. The effect of this reclassification was to reduce the net unrealized gain on securities available-for-sale by $99,000, after taxes. First Colonial intends to hold its mortgage-backed securities to maturity, because these securities possess some of the same investment and risk characteristics as mortgage loans held for investment in its portfolio.

         During the first quarter of 1995 James River Bank sold three held-to-maturity securities as follows:



                   Gross Selling           Amortized           Realized
                           Price                Cost               Gain
               ---------------------------------------------------------
Agencies(2)             $763,031            $751,270            $11,761
Municipals(1)            258,750             245,396             13,354

               ---------------------------------------------------------
                      $1,021,781            $996,666            $25,115
               =========================================================


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


         This Form 10-Q contains forward looking statements that involve risks and uncertainties. James River's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors. The following discussion should be read in conjunction with the unaudited consolidated financial statements included in Item 1. of this Form 10-Q.

Financial Condition

Assets


         Total assets of James River at September 30, 1996 were $374.6 million as compared to $326.3 million at December 31, 1995, an increase of $48.3 million or 14.8%. The greater part of this increase is attributable to the receipt of $34.4 million related to the assumption of deposits in conjunction with the purchase of two branch offices by James River Bank during the first quarter of 1996. Without giving effect to this purchase, assets increased 13.9 million or 4.26%.


Liabilities

         Deposits grew $46.6 million during the first three quarters of 1996, an increase of 16.2%, to $334.0 million. Without giving effect to the $34.4 million in deposits purchased from First Union National Bank, deposits for James River grew $12.2 million in the first nine months of 1996, an increase of 4.2%.


Non-performing Assets


         Non-performing assets of James River comprise delinquent loans on which the accrual of income has ceased, or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $688,000 on September 30, 1996, compared to $698,000 on December 31, 1995. On September 30, 1996, non-accrual loans totaled $304,000, with $285,000 secured by real estate with little or no loss anticipated. Non-accrual loans totaled $639,000 on December 31, 1995, of which $612,000 was secured by real estate with no loss anticipated. Repossessed real estate accounted for $384,000 of non-performing assets as of September 30, 1996 compared to $59,000 as of December 31, 1995.

         Loans past due 90 days or more and still accruing were $699,000 and $683,000 for September 30, 1996 and December 31, 1995, respectively. Of these loans, loans secured by real estate totaled $197,000 on September 30, 1996 and $251,000 on December 30, 1995.


         No additional provisions, other than ordinary provisions, are being made to the allowance for loan losses.


         The allowances for possible losses on loans are maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above.

         James River's allowance for loan losses of $3.1 million was 1.31% of total loans on September 30, 1996. On December 31, 1995, the allowance for loan losses of $2.9 million was 1.37% of total loans. During this third quarter, total loans increased $7.0 million or 3.0%.


         The following table details the allowance for loan losses for the first nine months of 1996:


                                           1996           1995
                                           ----           ----

Balance, January 1                       $ 2,891        $ 2,811

Provision for loan losses                    426            198
Net (charges)recoveries to the
    allowance                               (183)           (14)
                                         -------        -------

Balance, September 30,                   $ 3,134        $ 2,995
                                         -------        -------

RESULTS OF OPERATIONS

Net Operating Results


         For the quarter ended September 30, 1996, James River earned net income of $353,000, or $0.14 per share, compared to $905,000, or $0.36 per share, for the same period of 1995, a 61.0% decrease. The decrease was primarily due to a one time FDIC assessment on the deposits of First Colonial of $752,000 on a pre-tax basis, with an after tax effect of $479,000. A one time assessment was levied on all thrifts nationally in order to recapitalize the Savings Association Insurance Fund.


         Earnings for the nine months ended September 30, 1996 were $1.6 million or $0.66 per share, down 27.7% from consolidated earnings of $2.3 million or $0.92 per share in the comparable 1995 period. Return on average assets and return on average equity were .62% and 6.03%, respectively, in the third quarter 1996 compared to .98% and 8.76% in the comparable period in 1995.


         In addition to the FDIC assessment, during the first nine months of 1996, James River incurred merger expenses of $530,000 in connection with its acquisition of Bank of Isle of Wight and First Colonial, compared with merger expenses of $227,000 in the first nine months of 1995 related to the holding company's formation and acquisition of Bank of Suffolk and James River Bank. Without these extraordinary expenses, earnings for the first nine months of 1996 would have been $2.4 million or 6.7% greater than the comparable 1995 period.


Net Interest Income


         Net interest income during the quarter ended September 30, 1996 increased $613,000 to $3.6 million, up 20.5% from the $3.0 million for the quarter ended September 30, 1995.

         The increase in net interest income was largely due to the $7.0 million increase in loans for the third quarter of 1996 over the same period in 1995. With rate changes and increased volume, interest and fee income on loans increased 18.4% for the third quarter of 1996 to $5.3 million, $832,000 more than the $4.5 million earned in same period of 1995. Income on investment securities increased $268,000 to $1.7 million during the third quarter of 1996. In comparison to the third quarter of 1995, income on investment securities were up 19.2% from $1.4 million. Interest expense on deposits increased for the third quarter from $3.0 million in 1995 to $3.5 million for the same period in 1996, a 15.5% increase in the cost of deposits. This was primarily due to the additional branch acquisition deposits of approximately $34.4 million in late March, 1996.

         For the first three quarters of 1996, net interest income increased $1,275 million, or 14.5%, over the same period in 1995. This increase was primarily due to the increased volume of loans, with interest and fees on loans increasing to $15.1 million in 1996, up $2.2 million, or 17.2%, from the $12.9 million for the same period in 1995. Income on investment securities increased $359,000, or 8.3%, over 1995. During this same time period of 1996, interest expense on deposits increased $1,305 million, or 15.0%, over that of 1995. As discussed previously, the majority of this increase is attributed to the increase in deposit volume.

Non-Interest Income

         Non-interest income during the quarter ended September 30, 1996 decreased by $2,000, or .47%, compared to the same period during 1995.


         For the nine month period ended September 30, 1996, non-interest income increased $226,000, or 23.9%. The greater portion of this increase was in customer service fees on deposit accounts, an increase of $110,000, or 15.9%. Gains and losses on the sale of investments had a gain of $33,000 in 1996, compared to a loss of $32,000 in 1995, a net change in non-interest income of $65,000.


Non-Interest Expense

         Non-interest expenses during the third quarter of 1996 increased by $1,338 million compared to 1995, an increase of 63.6%. The majority of this increase is attributed to the SAIF assessment of $752,000 levied against First Colonial. For the nine month period ended September 30, 1996, non-interest expense increased $2,193 million, an increase of 34.0%, over the same period in 1995. Merger expenses of $530,000 associated with James River's acquisitions of First Colonial and Bank of Isle of Wight were partially offset in the nine month period by the $227,000 cost associated with the formation of James River in the second quarter of 1995. As discussed previously, the majority of the increase in the nine month comparison is attributable to the SAIF assessment in late September, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and interest sensitivity


         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments, and loans maturing within one year. As a result of James River's management of liquid assets and the ability to generate liquidity through liability funding, management believes that James River maintains overall liquidity sufficient to satisfy its depositors' requirements and meets its customers' credit needs.


         At September 30, 1996, James River subsidiaries had $42.8 million in undisbursed loan commitments and expect to have sufficient funds available to meet their current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $104.9 million in investment securities. Of this amount, only $11.3 million is classified as held-to-maturity with $153,000 maturing in less than one year. Of the $93.6 million in available-for-sale, $4.2 million matures in less than one year, and an additional $45.3 million matures between 1 and 5 years.


         James River has no long-term debt.


         Almost the entire deposit base is made up of core deposits with only 7.70% of total deposits composed of certificates of deposit of $100,000 and over.


CAPITAL RESOURCES

         Total shareholders' equity amounted to $36.4 million at September 30, 1996. James River's leverage ratio was 8.48%, with tier 1 risk-based capital ratio of 15.30% and a total risk-based capital ratio of 16.55%.

                          PART II - OTHER INFORMATION



Item 1 . Legal Proceedings


     None of James River or its subsidiaries is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.


Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders -       None

Item 5.  Other Information - None

Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           JAMES RIVER BANKSHARES, INC.



Date:  November 14, 1996                   /s/ Glenn T. McCall
       -----------------                   -----------------------------------
                                           Glenn T. McCall, Sr. Vice President
                                           and Chief Financial Officer