Form 10-K
period 1996-12-31
JAMES RIVER BANKSHARES INC
filed 1997-03-31
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -----------------------------------

                                   FORM 10-K

                      -----------------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                         Commission File Number 0-26314

                          JAMES RIVER BANKSHARES, INC.

    Virginia                                                      54-1740210

              101 East Washington Street, Suffolk, Virginia 23434

       Registrant's telephone number, including area code: (757) 539-0241

        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of
                     the Act: Common Stock, $5.00 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes  X    No  -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held be non-affiliates of the registrant as of March 20, 1997: Common Stock - $39,692,280.

         The number of shares outstanding of the registrant's common stock as of March 20. 1997: 2,458,292.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders' ("Annual Report") are incorporated by reference in Part II of this Form 10-K. Portions of the definitive Proxy Statement (the "1997 Proxy Statement") to be used in connection with the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

         The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of James River Bankshares, Inc. ("James River" or the "Company") and it subsidiaries as of December 31, 1996. In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated in these forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

                                     PART I

Item 1. Business

General

         James River is a Virginia bank holding company that commenced operations June 1, 1995. James River was capitalized pursuant to a share exchange ("Share Exchange") between Bank of Suffolk, a Virginia state chartered bank ("BOS"), and James River Bank ("JRB"), also a Virginia state chartered bank. In the Share Exchange, shareholders of BOS and JRB exchanged their shares of common stock of BOS and JRB, respectively, for shares of James River Common Stock. BOS and JRB became wholly owned subsidiaries of James River on May 31, 1995.

         In the first quarter of 1996, James River and its subsidiaries consummated several significant transactions. First, in two separate transactions that both closed on March 1, 1996, James River acquired Bank of Isle of Wight, a Virginia state chartered bank in Smithfield, Virginia ("BIW") and First Colonial Bank, FSB, a federal savings bank in Hopewell, Virginia ("FCB"). In the aggregate, these two transactions more than doubled James River's total assets and net loans. JRB also consummated the acquisition of three branch banking offices from First Union National Bank of Virginia on March 23, 1996, one of which is located in the City of Franklin, Virginia, and two of which are located in Courtland, Virginia, in Southampton County. JRB assumed aggregate deposit liabilities of approximately $34 million in connection with the branch acquisitions. In addition, BOS purchased a branch bank facility in Suffolk from Central Fidelity Bank and commenced operations at this branch in June 1996. FCB also opened a new branch bank office in Hopewell, Virginia. The facility was formerly operated by NationsBank of Virginia in a leased building. FCB assumed the lease on the property and purchased selected equipment from the former tenants. FCB opened the full service banking office in May 1996.

         As a result of the various transactions described above, James River now has four operating bank subsidiaries with a total of 19 banking offices that conduct operations from the Tidewater region of southeastern Virginia to the tri-city areas of Hopewell, Petersburg and Colonial Heights in south-central Virginia.

         Reported financial results in James River's Annual Report and Form 10-K are as of December 31, 1996, and include the results of operations of James River and all of its subsidiaries on a restated consolidated basis.

Operations of James River's Banking Subsidiaries

         General. BOS was organized and chartered under the laws of the Commonwealth of Virginia on January 11, 1967, and commenced operations on June 27, 1967. BOS is a member of the Federal Reserve System. BOS's deposits are insured by the Bank Insurance Fund ("BIF"), which is a division of the FDIC. BOS is subject to the supervision, examination and regulation of the Federal Reserve and the Virginia Bureau of Financial Institutions ("BFI"). BOS provides a wide range of financial services principally to individuals and to small and medium-sized businesses, including individual and commercial demand and time deposit accounts, commercial and consumer loans, travelers' checks, safe deposit facilities, sales of United States Saving Bonds, collection items and official checks. While BOS is authorized to provide trust services, it has elected not to provide such services presently. BOS operates six full service banking offices in the city of Suffolk, Virginia.

         JRB was organized and chartered under the laws of the Commonwealth of Virginia on June 12, 1933, and commenced operations on that day. JRB is a member of the Federal Reserve System. JRB's deposits are insured by the BIF. JRB is subject to the supervision, examination, and regulation of the Federal Reserve and the BFI. JRB provides a wide range of financial services similar to those provided by BOS. JRB operates one full service banking office and one drive-up facility in the town of Waverly, Virginia, one full service banking office in Sussex, Virginia, one full service banking office in the city of Franklin, Virginia, and one full service banking office and one drive-up facility in the town of Courtland, Virginia.

         BIW was organized and chartered under the laws of the Commonwealth of Virginia on August 10, 1971, and commenced operations on November 28, 1973. BIW is a member of the Federal Reserve System. BIW's deposits are insured by the BIF. BIW is subject to the supervision, examination, and regulation of the Federal Reserve and the BFI. BIW provides a wide range of financial services similar to those provided by BOS and JRB. BIW is authorized to provide trust services, but does not currently do so. BIW operates one full service banking office in the town of Smithfield, Virginia.

         FCB is a stock corporation that was incorporated under the laws of the Commonwealth of Virginia in 1972. FCB commenced operations in 1975 as First Colonial Savings and Loan Association and converted from a state chartered association to a federal savings bank in 1990. FCB is a member of the Federal Home Loan Bank of Atlanta. FCB's deposits are insured by the Savings Association Insurance Fund ("SAIF") which is a division of the FDIC. FCB is subject to the supervision, examination, and regulation of the Office of Thrift Supervision ("OTS"). FCB provides a wide range of financial services similar to those provided by BOS, JRB and BIW. FCB operates in the Southside Virginia area from a main office located in Hopewell, Virginia. Including the main office, FCB has six full service branches located primarily in the tri-city area in Hopewell, Colonial Heights, Chester, Dinwiddie, Petersburg and a mortgage division in Prince George, Virginia.

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

         A major element of credit risk management is the diversification of risk. The objective of each subsidiary is to maintain a diverse loan portfolio to minimize the impact of any single event or set of circumstances. Concentration parameters are based upon individual risk factors, policy constraints, economic conditions, collateral, and products. James River's subsidiaries generally do not make loans outside their market area unless the borrower has an established relationship with the bank and conducts its principal business operations within the bank's market area. Consequently, James River's banking subsidiaries and their borrowers are directly affected by the economic conditions prevailing in their respective market areas.

         The following table sets forth the composition of the loan portfolio of James River's banking subsidiaries on a restated consolidated basis (by percentage) for the five years ended December 31, 1996. Prior to 1995 and 1996, amounts reported below include FCB's applicable balances as of June 30 for the periods indicated.

                          Loan Portfolio by Percentage


                                                                 December 31,

                                          --------------------------------------------------------
                                             1996        1995        1994        1993        1992
                                             ----        ----        ----        ----        ----
                                                         (dollars in thousands)

            Commercial                        9.7%       11.6%        8.9%       14.5%      14.7%
            Real estate-commercial            8.5%        7.6%       10.2%       10.7%      11.1%
            Real estate-construction
              and land development            6.0%        4.0%        2.4%        0.7%       1.0%
            Real estate-mortgage             64.8%       66.7%       63.9%       59.9%      58.5%
            Agricultural                      1.0%        0.6%        0.5%        0.7%       0.6%
            Installment                      10.0%        9.5%       14.1%       13.5%      14.1%
                                          --------------------------------------------------------
                Total Loans                 100.0%      100.0%      100.0%      100.0%     100.0%

            Total Loans                    243,104     208,143     174,225     159,055   160,253
                                          --------------------------------------------------------


         James River's service area provides lending opportunities to small businesses, farmers, and a wide range of consumers. Most of the small business are either retail or agribusiness companies. The loan portfolio set forth above for James River's banking subsidiaries is 73.3% collateralized by first and second deeds of trust on residential and commercial real estate. This heavy collateralization by real estate requires an ascertainment of property values in the service areas and lending on the appropriate loan-to-value ratios.

         Commercial. Commercial loans represented 18.2% of James River's total loan portfolio on December 31, 1996. $20.6 million, or 46.5%, of these loans were secured by first and second deeds of trust on commercial real estate. Commercial loans are used to purchase commercial real estate, to purchase capital equipment, to support letters of credit and to fund inventory purchases. To support all of the commercial business credits, borrowers' financials are kept current and are analyzed to determine repayment through cash flows and annual earnings. Because most of these businesses are small, principal owners generally are asked to personally guarantee the credit.

         Agricultural. At December 31, 1996, agricultural loans totaled $2.3 million. These were all farm operating loans including loans secured by farm equipment. Loans secured by farm equipment loans have annual payments and are part of the loan portfolio with maturities of up to five years.

         Real Estate Construction and Land Development. Real estate construction and land development loans amounted to $14.5 million or 6.0% of the loan portfolio at December 31, 1996. Most of these loans were made to either homeowners who were having their own home built or to contractors who were building a residence under contract. Loans totaling $2.0 million were for commercial development.

         Real Estate Mortgage. At December 31, 1996, 74.3% of the real estate mortgages were residential mortgages on one to four family units. These loans were either open ended adjustable rate mortgages ("ARMS"), amortized monthly, predominately on a 20 year amortized basis, or closed end balloon loans, monthly amortized and based on 15 or 20 year amortization. Both the ARMs and the balloons have one, three or five year adjustable rates. Loan to value ratios are consistently 75%. $2.8 million were real estate loans to individuals used for farm purchases and multifamily residential properties. These loans are generally handled by a loan specialist whose expertise is in the area of real estate lending.

         Installment. On December 31, 1996, 10.0% of total loans were consumer and installment loans. Installment loans include home improvement loans, automobile loans and personal unsecured loans. James River's banking subsidiaries, on consumer collaterized loans, generally use loan to value ratios of 75%, and none of James River's current bank subsidiaries are involved in indirect dealer lending.

Loan Portfolio

         As described above, the portfolio of James River's banking subsidiaries is comprised of commercial loans, agricultural loans, real estate loans, and installment loans. Net loans consist of total loans minus the allowance for loan losses, unearned discounts, and deferred loan fees. Net loans were $240.9 million at December 31, 1996, 16.7% more than net loans of $206.6 million at December 31, 1995. The average balance of total loans as a percentage of average earning assets was 67.4%, 66.0%, 61.0% and 59.3% for 1996, 1995, 1994 and 1993,
respectively. James River's banking subsidiaries had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 1996, 1995, 1994 or 1993.

         In the normal course of business, James River's banking subsidiaries make various commitments and incur certain contingent liabilities which are disclosed but not reflected in its financial statements. These commitments and contingent liabilities include commitments to extend credit and standby letters of credit. At December 31, 1996, commitments for standby letters of credit totaled $1.0 million and commitments to extend credit were $34.2 million. At December 31, 1995, commitments for standby letters of credit totaled $802,000 and commitments to extend credit totaled $35.4 million.

         Interest income on installment, commercial, and real estate mortgage loans is computed on the principal balance outstanding. Most loans carry an interest rate tied to the base rate of James River's banking subsidiaries, which is generally the Wall Street Journal prime rate.

         The following table summarizes the composition of the loan portfolio at the dates indicated for James River's banking subsidiaries. Prior to 1995 and 1996, amounts reported below include FCB's applicable balances as of June 30 for the periods indicated.


                                        Loan Portfolio

                                                           December 31,
                            -------------------------------------------------------------------------
                                 1996          1995           1994           1993            1992
                                 ----          ----           ----           ----            ----
                                                     (dollars in thousands)
Commercial                      23,689         24,224         15,463          23,103         23,498
Real estate-commercial          20,606         15,780         17,730          17,002         17,784
Real estate-construction
  and land development          14,520          8,317          4,151           1,089          1,673
Real estate-mortgage           157,605        138,851        111,403          95,231         93,806
Agricultural                     2,256          1,102            945           1,162            822
Installment                     24,428         19,869         24,533          21,468         22,670
                              ----------------------------------------------------------------------
  Total Loans                  243,104        208,143        174,225         159,055        160,253
Less:
  Allowance for loan
    losses                       3,176          2,891          2,691           2,258          1,821
  Unearned discount                 38             60            122             226            514
  Deferred loan fees               169            159            106              76             79
                              ----------------------------------------------------------------------
    Net loans receivable       239,721        205,033        171,306         156,495        157,839
Loans held for sale              1,192          1,483          3,677           1,592              -
    Net loans                 $240,913       $206,516       $174,983     $   158,087      $ 157,839
                             ==========       ========       =========    ==========     ==========


Asset Quality

         James River's banking subsidiaries attempt to maintain the allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio. The provision for loan losses is determined periodically by senior management and lending officers based upon consideration of several factors, including changes in the character and size of the loan portfolio and related loan loss experience, a review and examination of overall loan quality which includes the assessment of problem loans, and an analysis of anticipated economic conditions in the market area. In addition, bank regulatory agencies that regularly review the loan portfolio as part of their examination process, internal loan review personnel, and advice from James River's independent accountants are considered in reviewing and assessing the adequacy of the allowance for loan losses. Set forth below is information regarding the maturity of loans for James River's banking subsidiaries at December 31, 1996:

                           Maturity Schedule of Loans

                                                                    December 31, 1996
                                               --------------------------------------------------------
                                                                 Over One
                                                  One Year       through        Over Five        Total
                                                  or Less       Five Years        Years          Loans
                                                  -------       ----------        -----          -----
                                                                  (Dollars in thousands)
Commercial                                      $ 9,445     $   12,568        $  1,676      $  23,689
Real estate-commercial                            5,349         10,055           5,202         20,606
Real estate-construction
  and land development                           11,422          3,073              25         14,520
Real estate-mortgage                             59,463         44,677          53,465        157,605
Agricultural                                      1,164          1,092               -          2,256
Installment                                       7,901         16,082             445         24,428
                                                  ------        -------            ----      --------
  Total                                          94,744         87,547          60,813        243,104
                                                 =======        =======         =======      ========
Loans maturing after one year with
  predetermined rates                                                                         108,766
Loans maturing after one year with
  variable rates                                                                               39,594
                                                                                             --------
  Total                                                                                      $148,360
                                                                                             ========


         An analysis of the allowance for loan losses, including charge off activity is presented below for James River's banking subsidiaries for the periods indicated. Prior to 1995 and 1996, amounts reported below include FCB's applicable balances as of June 30 for the periods indicated.

                           Allowance for Loan Losses


                                                                  December 31,
                             -----------------------------------------------------------------------------
                                  1996           1995            1994           1993           1992
                                  ----           ----            ----           ----           ----
                                                             (dollars in thousands)

Average total loans            $ 228,009       $ 191,650       $169,096      $ 158,391      $  158,877
                             -----------------------------------------------------------------------------
Balance, beginning of
  period                           2,891           2,691          2,258          1,821           1,039
                             -----------------------------------------------------------------------------

Less charge offs:
  Commercial                          17              71             25            107             119
  Installment                        152              73             56             92              95
  Real estate                        133              64            169             55             169
                             -------------------------------------------------------------------------
    Total charge offs                302             208            250            254             383
                             -----------------------------------------------------------------------------
Plus recoveries:
    Commercial                        10              23             30             40              51
    Installment                       15              57             26             22              17
    Real estate                       71               4             34             36              91
                             -----------------------------------------------------------------------------
      Total recoveries                96              84             90             98             159
                             -----------------------------------------------------------------------------

      Net charge offs                206             124            160            156             224
                             -----------------------------------------------------------------------------

  Provision for loan losses          491             341            593            593           1,006
                             -----------------------------------------------------------------------------
  Adjustment to conform
    fiscal year                        -             (17)             -              -               -
                             -----------------------------------------------------------------------------

   Balance end of period        $  3,176           2,891          2,691          2,258           1,821
                             -----------------------------------------------------------------------------


   Allowance for loan losses
   to period end total loans        1.30%           1.38%          1.51%          1.41%           1.14%

   Allowance for loan losses
   to nonaccrual loans          1,091.41          388.05         165.60          99.91          107.37

   Net charge offs(recoveries)
  to average loans                  0.09%           0.06%          0.09%          0.10%           0.14%


         A breakdown of the allowance for loan losses for James River's banking subsidiaries at the periods indicated is provided in the following table; however, management of James River does not believe that the allowance for loan losses can be fragmented by category with any precision that would be useful to investors. The breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance for loan losses as a whole. Because all of these factors are subject to change, the breakdown is not necessarily indicative of the category of future loan losses. Prior to 1995 and 1996, amounts reported below include FCB's applicable balances as of June 30 for the periods indicated.


               Allocation of Allowance for Loan Losses in Dollars


                                                                  December 31,

                             -----------------------------------------------------------------------------
                                  1996           1995            1994           1993           1992
                                  ----           ----            ----           ----           ----
                                                       (dollars in thousands)

Commercial                    $    625         $  516         $   902        $   670        $   641
Real estate-commercial             264            190             109             98            112

Real estate-construction
  and land development              84             75               8             17             13

Real estate-mortgage             1,740          1,764           1,339          1,153            808

Agricultural                        21             22              92             95             23

Installment                        442            324             241            225            224
                             -----------------------------------------------------------------------------
Total allowance for
  loan losses                 $  3,176       $  2,891         $ 2,691       $  2,258        $ 1,821
                             -----------------------------------------------------------------------------


         The following table sets forth the composition of the loan portfolio of James River's banking subsidiaries on a consolidated basis (by percentage) for the five years ended December 31, 1996. Prior to 1995 and 1996, amounts reported below include FCB's applicable balances as of June 30 for the periods indicated.




                                         Amount of Loans to Gross Loans by Percentages

                                                            December 31,

                         ----------------------------------------------------------------------------
                                  1996           1995            1994           1993           1992
                                  ----           ----            ----           ----           ----
Commercial                        9.7%           11.6%           8.9%          14.5%           14.7%
Real estate-commercial            8.5%            7.6%          10.2%          10.7%           11.1%
Real estate-construction
  and land development            6.0%            4.0%           2.4%           0.7%            1.0%
Real estate-mortgage             64.8%           66.7%          63.9%          59.9%           58.5%
Agricultural                      1.0%            0.6%           0.5%           0.7%            0.6%
Installment                      10.0%            9.5%          14.1%          13.5%           14.1%
                         ----------------------------------------------------------------------------
    Total loans                 100.0%          100.0%         100.0%         100.0%          100.0%
                         ----------------------------------------------------------------------------

         The following table details information concerning nonaccrual, restructured and past due loans, as well as foreclosed assets for James River's banking subsidiaries, for the dates indicated. Prior to 1995 and 1996, amounts reported below include FCB's applicable balances as of June 30 for the periods indicated.


                                                          Non-performing Assets

                                                            December 31,

                             -----------------------------------------------------------------------------
                                  1996           1995            1994           1993           1992
                                  ----           ----            ----           ----           ----
                                                           (dollars in thousands)
Nonaccrual loans                 $ 291          $ 745          $1,625         $2,260         $1,696
Foreclosed assets                  171              4             496            591            750
                             -----------------------------------------------------------------------------
  Total non-performing
    assets                       $ 462         $  749         $ 2,121        $ 2,851        $ 2,446
                             -----------------------------------------------------------------------------
Loans past due 90 or
  more days accruing
  interest                      $ 857           $ 683          $ 203          $ 623           $ 565
Non-performing loans
  to total loans, at
  period end                     0.12%           0.36%          0.91%          1.41%           1.06%
Non-performing loans
  to period end loans
  and foreclosed assets          0.12%           0.36%          0.91%          1.40%           1.06%


         As of December 31, 1996, loans 30 days or more delinquent for James River's banking subsidiaries totaled $7.0 million, which includes those non-performing loans above that have possible credit problems and cause management to have concerns about the borrowers' continuing ability to comply with existing repayment terms. Of these potential problem loans, $4.6 million are secured by security interests in real estate.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. Under this standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Increases and decreases in the allowance due to changes in the measurement of impaired loans, if applicable, are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

         The recorded investments in impaired loans requiring an allowance for loan losses as determined in accordance with SFAS No. 114 was $3,137,000 and $1,600,000 at December 31, 1996 and 1995, respectively. The impaired loans at December 31, 1996, consist of $1,871,000 of commercial and $1,266,000 real estate-commercial loans. The impaired loans at December 31, 1995, consist of $76,000 of commercial and $1,524,000 real estate-commercial loans. All of the impaired loans at December 31, 1996 and 1995 were measured using the fair value of collateral method. The portion of the allowance for loan losses allocated to the impaired loan balance was $558,000 and $170,000 at December 31, 1996 and 1995, respectively.

Investments

         The carrying value of the investment portfolio of James River and its subsidiaries was $103.5 million at December 31, 1996, compared to $86.0 million at December 31, 1995. The average balance of the investment portfolio increased $12.6 million or 14.1% in 1996 compared to 1995. The average balance of the portfolio decreased 11.8%, or $12.0 million, in 1995.

         Since 1992, management of BOS, JRB, BIW and FCB has made adjustments in the mix of the investment portfolio by moving investments from U.S. Treasury and federal agencies to tax-exempt state and political subdivisions. U.S. Treasury and federal agency securities now account for 60.5% of the investments compared to 25.8% in state and political subdivisions.

         At December 31, 1996, 1995, and 1994, there was no obligation of any issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. agencies and corporations, which in the aggregate exceeded 10% of shareholders' equity.

         The market value of James River and its subsidiaries investment portfolio was 103.0% and 100.2% of carrying value, respectively, at years ended December 31, 1996 and 1995.

         The following table summarizes the carrying values of securities for James River and its subsidiaries for the dates indicated. Prior to 1995 and 1996, amounts reported below include FCB's applicable balances as of June 30 for the periods indicated.


                              Securities Portfolio

                                                                           December 31,
                                                               --------------------------------------
                                                                 1996           1995           1994
                                                                 ----           ----           ----
                                                                            (dollars in thousands)
U. S. Treasury and other government agencies                $  62,576      $  43,551       $ 55,991
State and political subdivisions                               26,712         26,828         23,770
Other securities                                               14,198         15,595         17,242
                                                            ----------------------------------------------
   Total Securities                                         $ 103,486      $  85,974       $ 97,003
                                                            ----------------------------------------------

         The following table sets forth the maturity distribution and weighted average yields of the investment portfolio of James River and it subsidiaries at December 31, 1996. The weighted average yields are calculated on the basis of book value of the investments portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount. Yields on tax-exempt investments have been computed on a tax equivalent basis assuming a federal tax rate of 34%.


                                                                       Maturities of Investments

                                                                              December 31, 1996
                                                            ----------------------------------------------
                                                                                               Weighted
                                                                                               --------
                                                                  Amortized         Fair       average
                                                                  ---------         -----      --------
                                                                    Cost            Value        yield
                                                                  ---------         -----      --------
                                                                         (Dollars in thousands)
U.S. Treasury securities
  One year or less                                                  1,508          1,513           6.25%
  After one year to five years                                      9,879          9,967           6.29%
  After five years to ten years                                     2,996          3,029           6.61%
  After ten years                                                       -              -
    Total
                                                                   14,383         14,509           6.36%
                                                                   ------        -------
Federal agency securities
  One year or less                                                  1,096          1,100           5.44%
  After one year to five years                                     25,773         25,604           6.07%
  After five years to ten years                                    17,629         17,502           6.63%
  After ten years                                                   3,867          3,861           6.54%
                                                                   ------         ------
    Total                                                          48,365         48,067           6.29%
                                                                   ------         ------

State and political subdivisions securities
  One year or less                                                  1,382          1,393           9.11%
  After one year to five years                                     10,493         10,670           7,93%
  After five years to ten years                                    12,877         12,994           6.97%
  After ten years                                                   1,651          1,673           8.35%
                                                                   ------         ------
    Total                                                          26,403         26,730           7.45%
                                                                   ------         ------
Federal Reserve Bank Stock and other Equity Stock
  One year or less                                                      -           -
  After one year to five years                                          -           -
  After five years to ten years                                         -           -
  After ten years                                                   1,953          2,039           5.14%
                                                                   ------          -----
    Total                                                           1,953          2,039           5.14%
                                                                   ------          -----
Other securities
  One year or less                                                     50             51           7.20%
  After one year to five years                                        864            875           7.00%
  After five years to ten years                                       249            251           7.17%
  After ten years                                                  10,982         10,990           7.34%
                                                                   ------         ------
    Total                                                          12,145         12,167           0.67%
                                                                   ------         ------
    Total Securities                                              103,249        103,512           5.67%
                                                                  -------        -------
  Unrealized gain on securities available-for-sale                    237              -
                                                                 --------       --------
  Total securities at period end                                 $103,486       $103,512
                                                                ---------       --------                                -



Deposits

         James River's banking subsidiaries primarily use deposits to fund their loans and investments portfolio. Since the end of 1994, as demonstrated below, James River's banking subsidiaries have continued to experience deposit growth, especially in interest bearing checking, non-interest bearing checking, and time deposits. Average balances in total deposits increased from $251.0 million in 1993 to $259.3 million in 1994, a growth of $8.3 million or 3.3%. For the comparable period ending December 31, 1995, average total deposits increased $8.8 million or 3.4%. For the period ending December 31, 1996, average total deposits increased $52.9 million, or 19.7%. Approximately 60% of the increase in average total deposits in 1996 is attributable to the First Union deposit base purchased by JRB in the Franklin and Courtland branches.

         James River's banking subsidiaries offer individuals and small-to-medium-sized businesses a variety of deposit services. These accounts, including checking, savings, money market, and certificates of deposit, are obtained primarily from the communities which James River's banking subsidiaries service. Management believes that this provides a stable core deposit base. The following table details the average amount of, and the average rate paid on, the following primary deposit categories for James River's banking subsidiaries for the periods indicated. Prior to 1996, amounts reported below include FCB's applicable balances as of June 30 for the periods indicated.


                                                         Average Deposits and Average Rates Paid

                                                                Years ended December 31,

                                  --------------------------------------------------------------------------
                                          1996                      1995                         1994
                                  -----------------------  ------------------------  -----------------------

                                   Average     Average       Average     Average       Average    Average
                                   Balance      Rate         Balance      Rate         Balance      Rate
                                   -------     ------        -------     -------       -------    -------
                                                           (Dollars in thousands)
Interest-bearing deposits:
    Checking                      $ 36,242       2.67%     $  29,480       3.09%    $   31,271     2.82%
    Money market savings            23,035       3.31%        20,842       3.63%        23,199     3.25%
    Regular savings                 47,613       3.42%        44,751       3.51%        51,391     3.32%
    Certificates of deposit:
      $100,000 and over             24,834       5.61%        17,920       5.51%        15,292     4.56%
      Under $100,000               155,254       5.66%       126,091       5.45%       112,720     4.96%
                                   -------                   -------                   -------
  Total interest-bearing deposits  286,978       4.72%       239,084       4.64%       233,873     4.12%
  Non-interest bearing              34,059                   29,035                    25,465
                                   -------                   -------                  --------
  Total deposits                  $321,037       4.22%     $ 268,119       4.14%    $  259,338     3.71%
                                  ========                 =========                  ========


         The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more for James River's banking subsidiaries as of December 31, 1996:

                  Maturities of CDs of $100,000 or More at December 31, 1996

                                           Amount                  Percent
                                           ------                  -------

                                                 (Dollars in thousands)

Three months or less                        4,672                    17.9%
Over three months to twelve months         10,602                    40.7%
Over twelve months                         10,805                    41.4%
                                          -------                   ------
  Total                                 $  26,079                   100.0%
                                        =========                   ======


         Certificates of deposit in amounts of $100,000 or more at December 31, 1996 and 1995 were $26.1 million and $26.7 million, respectively. The balance of $26.1 million at December 31, 1996, represented 13.9% of total certificates of deposit. The December 31, 1995 amount represents 16.8% of the total certificates of deposit balance of $158.4 million at that date.

         James River's banking subsidiaries do not accept brokered deposits, and all large certificates of deposit are community based.

Short-Term Borrowings

         James River's banking subsidiaries occasionally find it necessary to purchase federal funds on a short-term basis due to fluctuations in loan and deposit levels. James River's banking subsidiaries have several arrangements pursuant to which they may purchase funds. The only borrowings of James River's banking subsidiaries involve the purchase and sale of federal funds, and is often an intercompany borrowing. Set forth below are short term borrowings for James River's banking subsidiaries at the periods indicated. Amounts reported below include FCB's applicable balances for the years ended June 30, 1995 and 1994.


                                            Short-Term Borrowings

                                                                         Years ended December 31,
                                                            ----------------------------------------------
                                                                 1996           1995           1994
                                                                 ----           ----           ----
                                                                            (dollars in thousands)
Average daily amount of short-term borrowings
  outstanding during the period                                    396            750           1,386
Weighted average interest rate on average
  daily short-term borrowings                                     5.81%          6.13%           6.06%
Maximum outstanding short-term borrowings
  outstanding at any month end                                   4,456          5,316           4,437
Short-term borrowings outstanding at period end                      -              -               -


         The following tables illustrate average balances of total interest-earning assets and total interest-bearing liabilities for James River and its subsidiaries for the period indicated, showing the average distribution of assets, liabilities, shareholders' equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purposes of these tables and other statistical disclosures were calculated by using the daily average balances. Amounts reported below include FCB's applicable balances for the years ended June 30, 1995 and 1994.

                Average Balances, Interest Income and Expenses,
                          and Average Yields and Rates


                                                                          Years Ended December 31,
                                             -----------------------------------------------------------------------------
                                                              1996                                     1995
                                             ---------------------------------------  ------------------------------------
                                                           Interest                                 Interest
                                               Average     Income/      Average        Average      Income/    Average
                                               Balance     Expense     Yield/rate      Balance      Expense   Yield/rate
                                               -------     -------     ----------      -------      --------  ----------
Assets:
Interest bearing assets:
  Securities:
    U.S. Treasury                             $  15,496    $   977       6.30%       $  24,719   $    1,541     6.23%
    Federal agency                               36,669      2,317       6.32%          23,302        1,562     6.70%
    State and political subdivisions             26,709      2,053       7.69%          24,000        1,927     8.03%
    Collateralized mortgage obligations          19,806      1,382       6.98%          14,343        1,045     7.29%
    Federal reserve stock                         1,476         91       6.17%           1,292           73     5.65%
    Other equity securities                       1,732        108       6.24%           1,659          109     6.57%
                                              ---------    -------                     -------       ------
        Total Securities                        101,888      6,928       6.80%          89,315        6,257     7.01%
                                              ---------    -------                     -------       ------
  Loans:
    Commercial                                   50,209      4,606       9.17%          26,424        2,365     8.95%
    Real estate-construction                     11,230      1,099       9.79%           2,031          187     9.21%
    Real estate-mortgage                        143,227     12,312       8.60%         139,139       11,707     8.41%
    Installment                                  23,343      2,562      10.98%          24,056        2,325     9.66%
                                              ---------    -------                     -------       ------
        Total Loans                             228,009     20,579       9.03%         191,650       16,584     8.65%
                                              ---------    -------                     -------       ------
  Interest bearing deposits in
    other banks                                   1,690        147       8.70%      1        9            1     1.11%
  Federal funds sold                              6,653        363       5.46%           9,426          478     5.07%
                                              ---------    -------                     -------       ------
      Total money market investments              8,343        510       6.11%           9,435          479     5.08%
                                              ---------    -------                     -------       ------
        Total interest-earning assets/
          total interest income                 338,240     28,017       8.28%         290,400       23,320     8.03%
                                              ---------    -------                     -------       ------
Non-interest earning assets:
  Cash and due from banks                        11,608                                  9,262
  Other assets                                    7,315                                  4,062
  Less:  Allowance for loan losses               (3,033)                                (2,801)
  Fixed assets                                    6,918                                  5,084
                                              ---------                               --------
      Total non-interest earning assets          22,808                                 15,607
                                              ---------                               --------
        Total Assets                           $361,048                               $306,007
                                              =========                               ========
Liabilities and shareholders' equity:

Interest bearing liabilities:
  Interest bearing deposits:
    Checking                                  $  36,242    $   966       2.67%       $  29,480   $      912     3.09%
    Money market savings                         23,035        762       3.31%          20,842          756     3.63%
    Regular savings                              47,613      1,627       3.42%          44,751        1,569     3.51%
    Certificates of deposit:
      $100,000 and over                          24,834      1,392       5.61%          17,920          988     5.51%
      Under $100,000                            155,254      8,790       5.66%         126,091        6,866     5.45%
                                              ---------    -------                     -------       ------
        Total interest bearing deposits         286,978     13,537       4.72%         239,084       11,091     4.64%
  Federal funds purchased                           396         23       5.81%             750           46     6.13%
                                              ---------    -------                     -------       ------
    Total interest bearing liabilities/
        total interest expense                  287,374     13,560       4.72%         239,834       11,137     4.64%
                                              ---------    -------                     -------       ------
Non-interest bearing liabilities:
  Demand deposits                                34,059                                 29,035
  Other liabilities                               3,579                                  2,645
                                              ---------                                -------
      Total non-interest liabilities             37,638                                 31,680
                                              ---------                                -------
        Total liabilities                       325,012                                271,514
Shareholders' equity                             36,036                                 34,493
                                              ---------                                -------
        Total Liabilities and Shareholders'
          equity                               $361,048                                $306,007
                                              ==========                               ========
Interest spread                                                          3.56%                                  3.39%
Net interest income/net interest margin                     14,457       4.28%                       12,183     4.20%












                                  ---------------------------------------------
                                                                 1994
                                  ---------------------------------------------
                                                       Interest
                                           Average      Income/      Average
                                           Balance      Expense     Yield/rate
                                           -------     --------    -----------

Assets:
Interest bearing assets:
  Securities:
    U.S. Treasury                         $  27,025   $    1,588       5.88%
    Federal agency                           25,074        1,524       6.08%
    State and political subdivisions         21,910        1,767       8.06%
    Collateralized mortgage obligations      16,175        1,196       7.39%
    Federal reserve stock                     1,316           68       5.17%
    Other equity securities                   9,836          424       4.31%
                                          ---------   ----------
        Total Securities                    101,336        6,567       6.48%
                                          ---------   ----------
  Loans:
    Commercial                               35,806        3,080       8.60%
    Real estate-construction                    273           25       9.16%
    Real estate-mortgage                    114,422        9,376       8.19%
    Installment                              18,595        1,666       8.96%
                                          ---------      -------
        Total Loans                         169,096       14,147       8.37%
                                          ---------      -------
  Interest bearing deposits in
    other banks                                 474           43       9.07%
  Federal funds sold                          6,116          268       4.38%
                                          ---------      -------
      Total money market investments          6,590          311       4.72%
                                          ---------      -------
        Total interest-earning assets/
          total interest income             277,022       21,025       7.59%
                                          ---------      -------
Non-interest earning assets:
  Cash and due from banks                     9,477
  Other assets                                6,147
  Less:  Allowance for loan losses           (2,523)
  Fixed assets                                4,601
                                             ------
      Total non-interest earning assets      17,702
                                            -------
        Total Assets                       $294,724
                                           ========
Liabilities and shareholders' equity:
Interest bearing liabilities:
  Interest bearing deposits:
    Checking                              $  31,271   $      881       2.82%
    Money market savings                     23,199          753       3.25%
    Regular savings                          51,391        1,707       3.32%
    Certificates of deposit:
      $100,000 and over                      15,292          697       4.56%
      Under $100,000                        112,720        5,591       4.96%
                                          ---------       ------
        Total interest bearing deposits     233,873        9,629       4.12%
  Federal funds purchased                     1,386           84       6.06%
                                          ---------
    Total interest bearing liabilities/
        total interest expense              235,259        9,713       4.13%
                                          ---------       ------
Non-interest bearing liabilities:
  Demand deposits                            25,465
  Other liabilities                           2,602
                                           --------
      Total non-interest liabilities         28,067
                                           --------
        Total liabilities                   263,326
Shareholders' equity                         31,398
                                           --------
        Total Liabilities and Shareholde
          equity                           $294,724
                                           ========
Interest spread                                                        3.46%
Net interest income/net interest margin                   11,312       4.08%


(1) Tax equivalent adjustments (using 34% federal income tax rates) have been made in calculating the yields on tax-free loans and investments.

(2) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(3) Daily average balances are calculated using the aggregate daily average balances on a monthly basis.

(4) The yield/rate of the investment securties is computed using the amortized cost basis.

         The following table describes the impact on the interest income of James River and its subsidiaries resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                              Rate and Volume Analysis

                                                                      Years ended December 31,

                                ------------------------------------------------------------------------------------------
                                                 1996 compared to 1995                           1995 compared to 1994
                                -------------------------------------------  ---------------------------------------------
                                                     Change Due To:                                 Change Due To:
                                                     -------------                                  -------------
                                  Increase                                     Increase
                                 (Decrease)       Rate         Volume        (Decrease)        Rate         Volume
                                 ----------       ----         ------        ----------        ----         ------
Interest income:
  Securities:

    U.S. Treasury                $   (564)     $      11      $   (575)       $    (47)     $      89     $    (136)
    Federal agency                    755           (141)          896              38            146          (108)
    State and political
      subdivisions                    126            (92)          218             160             (9)          169
    Collateralized mortgage
      obligations                     337            (61)          398            (151)           (16)         (135)
    Federal Reserve stock              18              8            10               5              6            (1)
    Other equity securities            (1)            (6)            5            (315)            37          (352)
                                 --------      ---------      --------        --------      ---------     ---------
      Total Securities           $    671      $    (281)     $    952        $   (310)     $     254     $    (564)
                                 --------      ---------      --------        --------      ---------     ---------

Loans:

  Commercial                        2,241            112         2,129            (715)            92          (807)
  Real estate-construction            912             65           847             162              1           161
  Real estate-mortgage                605            261           344           2,331            306         2,025
  Installment                         237            306           (69)            659            170           489
                                 --------      ---------      --------        --------      ---------     ---------
    Total Loans                     3,995            744         3,251           2,437            568         1,869
                                 --------      ---------      --------        --------      ---------     ---------
Interest bearing deposits
  in other banks                      146            (41)          187             (42)             0           (42)
Federal funds sold                   (115)            26          (141)            210             65           145
                                 --------      ---------      --------        --------      ---------     ---------
  Total money market
    investments                        31            (15)           46             168             65           103
                                 --------      ---------      --------        --------      ---------     ---------

  Total interest income             4,697            448         4,249           2,295            887         1,408
                                 --------      ---------      --------        --------      ---------     ---------

Interest expense:
  Interest bearing deposits:

    Checking                           54           (155)          209              31             81           (50)
    Money market savings                6            (74)           80               3             80           (77)
    Regular savings                    58            (42)          100            (138)            83          (221)
    Certificates of deposit:
      $100,000 and over               404             23           381             291            171           120
      Under $100,000                1,924            336         1,588           1,275            612           663
                                 --------      ---------      --------        --------      ---------     ---------
        Total interest bearing
          deposits                  2,446             88         2,358           1,462          1,027           435
                                 --------      ---------      --------        --------      ---------     ---------

Federal funds purchased               (23)            (1)          (22)            (38)             1           (39)
                                 --------      ---------      --------        --------      ---------     ---------
Total interest expense              2,423             86         2,337           1,424          1,027           397
                                 --------      ---------      --------        --------      ---------     ---------
Net interest income               $ 2,274      $     362      $  1,912        $    871      $    (140)    $   1,011
                                 ========      =========      ========        ========      =========     =========


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

         On December 31, 1996, James River and it subsidiaries had $100.6 million more in liabilities than assets that repriced within three months or less and was, therefore, in a liability-sensitive position. Positive gaps can affect earnings adversely in a period of falling rates, while negative gaps can adversely impact earnings in a period of rising rates. To reduce the impact of shifts in prevailing interest rates, $134.3 million of the loan portfolio of James River's banking subsidiaries at December 31, 1996, had a repricing frequency of less than one year. Moreover, as of December 31, 1996, James River and its banking subsidiaries collectively held $91.3 million in investments held as "Available for Sale" which could be sold quickly to meet any special funding needs.

         The following table illustrates the interest sensitivity gap position of James River and its subsidiaries as of December 31, 1996. This table presents a position that existed at one particular day, that changes continually, and that is not necessarily indicative of James River's position at any other time.



                                       Interest Sensitivity Analysis

                                                                 December 31, 1996
                                                              Maturity or Repricing In:
                                               --------------------------------------------------------------
                                                  3 Months         4-12            1-5            Over
                                                  or Less         Months          Years          5 Years
                                                  -------         ------          -----          -------
                                                                      (Dollars in thousands)
Interest-sensitive assets:

  Loans                                          $  45,024      $   49,720     $    87,547    $    60,813
  Securities                                           756           3,301          47,116         52,313
  Federal Funds sold                                 3,327               -              -               -
                                                   -------         -------         -------        -------
    Total interest-sensitive assets              $  49,107      $   53,021         134,663        113,126
                                                   =======         =======         =======        =======
  Cumulative interest-sensitive assets           $  49,107      $  102,128         236,791        349,917
                                                   =======         =======         =======        =======
Interest-sensitive liabilities:
  NOW accounts                                   $  40,759               -     $         -    $         -
  Regular savings                                   49,551               -               -              -
  Certificates of deposit                           33,991          71,293          59,935          2,464
  Money market savings                              21,319               -               -              -
  IRA and Keoghs                                     4,099           8,597           7,525              -
                                                    ------         -------         -------        -------
  Total interest-sensitive liabilities           $ 149,719      $   79,890     $    67,460    $     2,464
                                                   =======         =======        ========        =======
  Cumulative interest-sensitive liabilities      $ 149,719      $  229,609         229,609        299,533
                                                   =======        ========        ========        =======
  Period gap                                     $(100,612)     $  (26,869)    $    67,203    $   110,662
                                                  ========        ========        ========        =======

  Cumulative gap                                 $(100,612)     $ (127,481)    $   (60,278)   $    50,384
                                                  ========        ========        ========         ======

  Ratio of cumulative interest-sensitive
    assets to interest-sensitive
    liabilities                                      32.80%          44.48%         79.71%         116.82%
  Ratio of cumulative gap to total assets            (0.26)          (0.33)         (0.16)           0.13


Return on Equity and Assets

         The following table summarizes ratios for James River and its subsidiaries considered to be significant indicators of James River's profitability and financial condition during the periods indicated:


                                Return on Equity and Assets

                                                      Years ended December 31,

                                           -----------------------------------------------
                                                1996            1995           1994
                                                ----            ----           ----

Return on average assets                        0.67%          1.01%           1.19%
Return on average equity                        6.71%          8.97%          11.15%
Dividend payout ratio                          52.80%         33.40%          25.80%
Average equity to average asset ratio           9.98%         11.27%          10.65%



Market Area and Competition

         James River now has four operating bank subsidiaries with a total of 19 banking offices that conduct operations from the Tidewater region of southeastern Virginia to the tri-city areas of Hopewell, Petersburg and Colonial Heights in south-central Virginia. All of James River's subsidiaries operate in highly competitive environments, competing for deposits and loans with other financial institutions, many of which possess greater financial resources than those available to James River's subsidiaries. Certain of these institutions have higher lending limits than James River's subsidiaries and may provide various services for their customers which James River's subsidiaries do not offer directly to their customers. In addition, there can be no assurance that other financial institutions, with substantially greater resources than James River's subsidiaries, will not establish operations in their respective service areas.

Supervision and Regulation of James River's Banking Subsidiaries

         James River's subsidiaries are subject to state and federal banking laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of their operations. The following is a brief summary of certain statutes and regulations affecting James River's banking subsidiaries. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and it is not intended to be an exhaustive description of all laws applicable to the business of James River's subsidiaries. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of James River.

          State Chartered Banks. BOS, JRB, and BIW (the "Bank Subsidiaries") are all state-chartered banks organized under Virginia law. They are also members of the Federal Reserve System and, therefore, are supervised and examined by the Federal Reserve, their primary federal regulator. The Federal Reserve and BFI conduct regular examinations of the Bank Subsidiaries, reviewing the adequacy of their allowance for loan losses, quality of loans and investments, propriety of management practices, compliance with laws and regulations and other aspects of their operations. In addition to these regular examinations, the Bank Subsidiaries must furnish the Federal Reserve with quarterly reports containing detailed financial statements and schedules. The Federal Deposit Insurance Corporation ("FDIC"), which provides deposit insurance, also has authority to examine and regulate the Bank Subsidiaries.

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

         Federal Savings Banks. As a federally chartered savings bank, FCB is subject to regulation, supervision, and periodic examination by the Office of Thrift Supervision ("OTS") and the FDIC. The regulations of these agencies govern most aspects of FCB's business and operations. FCB's deposits are insured by the SAIF and administered by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. See "Supervision and Regulation of James River - Deposit Insurance" below.

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

         The OTS has authority to issue regulations, conduct examinations and supervise the operation of savings institutions. The OTS regulatory scheme is comprehensive and governs, among other things, capital requirements, equity investments, affordable housing, liquidity, securities issuances, the form of savings instruments issued by savings institutions, certain aspect of a savings association's lending activities, including appraisal requirements, maximum loan amounts, private mortgage insurance coverage, lending authority and nondiscriminatory lending practices. OTS regulations also restrict transactions between savings institutions and affiliated parties which are deemed to be a conflict of interest under the regulations. In addition, the OTS' consent is required prior to any major corporate reorganization, including a merger.

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

         Bank Holding Companies. As a bank holding company registered under the Bank Holding Company Act ("BHC Act"), James River is subject to regulation by the Federal Reserve. The Federal Reserve has jurisdiction under the BHC Act to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The BHC Act generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

         The BHC Act formerly prohibited the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries were principally conducted, unless such an acquisition was specifically authorized by statute of the state in which the bank whose shares were to be acquired was located. However, the restriction on interstate acquisitions was abolished effective September 29, 1995, and bank holding companies from any state may now acquire banks and bank holding companies located in any other state. Banks also will be able to branch across state lines effective June 1, 1997, provided certain conditions are met, including the condition that applicable state law must expressly permit such interstate branching. Under Virginia law effective July 1, 1995, Virginia banks can branch across state lines in those states with which Virginia has reciprocal agreements.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the SAIF or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         FIRREA amended the Home Owner's Loan Act to establish new provisions governing savings and loan holding companies. A savings and loan holding company is defined as any company which directly or indirectly controls a savings institution or controls another company which is a savings and loan holding company. Under FIRREA, "control" exists where a person (a) directly or indirectly, or acting in concert with one or more other persons or through one or more subsidiaries, owns, controls or holds the power to vote (or holds proxies representing) more than 25% of the voting shares of a savings institution, (b) controls in any manner the election of a majority of the directors of the savings bank, or (c) directly or indirectly exercises a controlling influence over the management or policies of the savings bank. Once control of a savings bank has been established, various provisions of FIRREA govern the activities of savings and loan holding companies.

         OTS regulations prohibit companies from acquiring control of a savings institution without prior written approval of the OTS. Persons acquiring control of a savings institution must provide written notice to the OTS, which the OTS may disapprove or allow to take effect after the expiration of a certain waiting period. Certain types of acquisitions by companies or persons are exempt from the OTS application and notice requirements.

         OTS regulations establish two categories of control definitions: conclusive control and rebuttable control. Control is conclusively established where an acquirer directly or indirectly, through one or more subsidiaries or transactions or acting in concert with one or more persons or companies: (i) acquires more than 25% of any class of voting stock of the institution; (ii) acquires any combination of voting stock and irrevocable proxies representing more than 25% of any class of voting stock of an institution; or (iii) controls in any manner the election of a majority of the directors of the savings institution.

         "Rebuttable control" describes circumstances with respect to stock ownership that could enable an investor to direct the management or policies of a savings bank. Under OTS regulations, a rebuttable control determination arises upon the acquisition of any combination of voting stock of a savings bank, which proxies would enable the acquirer to elect one-third more of the bank's board of directors, or otherwise exert a controlling influence on the bank and its business.

         Alternatively, a rebuttable control determination may arise either upon an acquisition of more than 10% of any class of voting stock of a savings bank, or upon an acquisition of more than 25% of any class of voting or non-voting stock of a savings bank if other "control factors" are present. Such "control factors" include that, as a result of acquisition, the acquirer would be one of the two largest holders of any class of voting stock of the bank, that the acquirer would hold more than 25% of the bank's total shareholders' equity, that the acquirer and/or his or her representative would constitute more than one member of the bank's board of directors, or that the acquirer would serve as the chairperson of the board of directors, as an executive officer or in a similar policy-making position with the savings bank.

         The regulations also specify the criteria with which the OTS evaluates control applications. The OTS is empowered to disapprove an acquisition of control upon a consideration of, among other things, the following factors: (i) whether the acquisition would result in or tend to result in a monopoly or would substantially lessen competition; (ii) whether the financial and managerial resources and future prospects of the acquirer and savings bank involved would be detrimental to the bank or the insurance risk of the SAIF or BIF, and (iii) the convenience and needs of the community to be served. Detailed regulations state factors to be considered when determining if an acquirer fails to satisfy the financial and managerial resources and future prospects tests.

         Capital Requirements. The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, James River and its subsidiaries are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital," which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder, "Tier 2 capital," consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of James River as of December 31, 1996 were 16.1% and 17.3%, respectively, exceeding the minimums required.

         In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of James River as of December 31, 1996, was 9.7%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         The following table sets forth in detail the various capital ratios of James River and its subsidiaries on a consolidated basis at the dates indicated. The year of 1994 reflects FCB's June 30 analysis of capital and capital ratios due to their previous fiscal year end.

                                      Analysis of Capital

                                                     December 31,
                                      ----------------------------------------
                                           1996        1995         1994
                                           ----        ----         ----
                                                   (Dollars in thousands)

Tier 1 Capital:

  Common stock                         $  12,290    $  12,243   $   12,002
  Additional Paid Capital                  3,521        3,447        3,290
  Retained earnings                       21,629       20,487       18,391
  Less:  Goodwill                         (2,750)        (160)        (176)
                                        ------------------------------------
    Total Tier 1 capital               $  34,690    $  36,017   $   33,507
                                        ========     ========    =========
Tier 2 Capital:
  Allowance for loan losses                2,702        2,030        2,082
  Allowable long-term debt                     -            -            -
                                        --------     --------   ----------
    Total Tier 2 capital               $   2,702    $   2,030   $    2,082
                                        ========     ========   ==========

Risk-weighted assets                   $ 216,158    $ 162,438   $  166,546
Capital Ratios:
  Tier 1 risk-based capital ratio          16.05%       22.17%       20.12%
  Total risk-based capital ratio           17.30%       23.42%       21.37%
  Tier 1 capital to average adjusted
    total assets                            9.68%       11.78%       11.38%

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

         Section 38 of the Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), requires that the federal banking agencies establish five capital levels for insured depository institutions - "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and, "critically undercapitalized" - and requires or permits such agencies to take certain supervisory actions as an insured institution's capital level falls. The Company has been notified by the Board of Governors of the

Federal Reserve System (the "Federal Reserve Board") that it is classified as a "well capitalized" institution for this purpose. An "adequately capitalized" institution is restricted from accepting brokered deposits. A "significantly undercapitalized" institution must develop a capital restoration plan and is subject to a number of mandatory and discretionary supervisory actions. These powers and authorities are in addition to the traditional powers of the federal banking agencies to deal with undercapitalized institutions. As more fully disclosed in the following paragraph, the FDIC deposit insurance premiums required to be paid by institutions depend, in part, on their capital levels, and "undercapitalized" institutions will be required to pay significantly greater premiums than more capitalized institutions.

         The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors (including supervisory evaluations). Effective January 1, 1996, depository institutions insured by the BIF ranked in the top risk classification category of well capitalized, are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .30% of domestic deposits. These rate schedules are subject to future adjustment by the FDIC. In addition, as more fully disclosed in the following paragraph, the FDIC has authority to impose special assessments from time to time.

         The Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted on September 30, 1996. Among other provisions, the Funds Act: (1) requires that certain depository institutions pay a one-time special assessment (65.7 cents per $100 of SAIF-assessable deposits) to the FDIC to capitalize the Savings Association Insurance Fund ("SAIF") at its statutorily required reserve ratio of 1.25% of insurable deposits; (2) exempts certain depository institutions with SAIF assessable deposits that meet any of several specified criteria from paying the special assessment; (3) authorizes the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are member of BIF, in addition to institutions that are members of the SAIF, in order to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until this change in the law, only SAIF-member institutions bore the cost of funding these interest payments. FICO assessment rates for the first semiannual period of 1997 were set at 1.30% annually for BIF-assessable deposits and 6.48% annually for SAIF-assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first. In 1996, FCB paid a one-time assessment of $479,000, after taxes.

         Additional Regulation. On December 15, 1994, the Federal Reserve Board, the Office of Thrift Supervision, the Office of the Controller of the of the Currency ("OCC"), and the FDIC (collectively the "agencies") issued a final rule entitled, Risk Based Capital Standards; Concentration of Credit Risk and Risks of Nontraditional Activities. The final rule amends the risk-based capital standards by explicitly identifying concentrations of credit risk and certain risks arising from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. While no quantitative measure of such risk is included in the final rule, to the extent appropriate, the agencies will issue examination guidelines on new developments in nontraditional activities or concentrations of credit to ensure that adequate account is taken of the risks of these activities. Moreover, the agencies also believe that institutions identified through the examination process as having significant exposure to concentration of credit risk or as not adequately managing concentration risks should hold capital in excess of regulatory minimums. Therefore, due to the subjective nature of this final rule, the Company is unable to determine what effect, if any, this rule may have on regulatory capital requirements.

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

         On October 1, 1996, the banking agencies issued new guidelines amending the Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to include asset quality and earnings standards. The Guidelines were adopted pursuant to the requirements of Section 39 of the Federal Deposit Insurance Act. The Guidelines require financial institutions to identify problem assets and estimate inherent losses. In order to comply with these Guidelines a financial institution shall: (1) consider the size and potential risks of material concentrations of credit risk; (2) compare the level of problem assets to the level of capital and establish reserves sufficient to absorb anticipated losses on those and other assets; (3) take appropriate corrective action to resolve problem assets, as appropriate; and (4) provide periodic assets quality reports to the board of directors to assess the level of asset risk. The earnings standards specified by the Guidelines require an institution to compare its earnings trends (relative to equity, assets, and other common benchmarks) with its historical experience and with the earnings trends of its peers. The Guidelines, relative to the earnings standards, require the institution to: (1) evaluate the adequacy of earnings with regard to the institution's relative size and complexity, and the risk profile of the institution's assets and operations; (2) assess the source, volatility, and sustainability of earnings; (3) evaluate the effect of non-recurring or extraordinary income or expense; (4) take steps to ensure that earnings are sufficient to maintain adequate capital and reserves after considering asset quality and the institution's rate of growth; and (5) provide periodic reports with adequate information for management and the board of directors to assess earnings performance. The Guidelines note that the complexity and sophistication of an institution's monitoring, reporting systems, and corrective actions should be commensurate with the size, nature and scope of the institution's operations. The Company does not believe that these Guidelines will materially effect its operations or financial condition.

         The Federal Financial Institutions Examination Council ("FFIEC") has approved revisions to the reporting requirements for the Reports of Condition and Income (Call Report) that will take effect as of March 31, 1997. The revisions that are expected to have the greatest impact on most financial institutions will be the adoption of generally accepted accounting principles ("GAAP") as the reporting basis for the balance sheet, income statement and related Call Report schedules. This will involve the revision of Call Report instructions that currently depart from GAAP, the addition of a small number of new items to meet supervisory data needs resulting from the adoption of GAAP, and the modification of other existing Call Report items or instructions. In the March 31, 1997 Call Report, financial institutions are required to adopt the provisions of Financial Accounting Standards Board ("FASB") Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for transfers and servicing of assets occurring after December 31, 1996. As FASB 125 provides standards for distinguishing the transfer of financial assets from secured borrowings and, therefore, the recognition and derecognition of financial assets, regulatory capital calculations could be significantly impacted. The Company is currently considering the relevant provisions of FASB 125, and assessing the accounting treatment and legal ramifications of modifying participation agreements.

         On December 20, 1996, the FDIC Board of Directors adopted the FFIEC's updated statement of policy entitled Uniform Financial Institutions Rating System ("UFIRS"). The updated UFIRS replaces the previous rating system established in the 1979 statement of policy, and is effective January 1, 1997. Under the existing UFIRS, each financial institution is assigned a composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations. The five component areas are Capital adequacy, Asset quality, Management, Earnings and Liquidity ("CAMEL"). The updated UFIRS includes the addition of a sixth component for Sensitivity to market risk ("CAMELS"). The new sixth component addresses the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital. The new component focuses on an institution's ability to monitor and manage its market risk, and will provide an institution's management with a clearer and more focused indication of supervisory concerns in this area. The Company does not believe that this statement of policy will materially effect its operations.

         Community Reinvestment Act. The federal supervisory agencies share authority to implement regulations under the Community Reinvestment Act of 1979, as amended ("CRA"). The general purpose of the CRA is to encourage lenders, while operating safely and soundly, to meet the credit needs of their communities. The CRA specifically directs regulators, when examining a lender, to assess the lender's record of helping to meet the credit needs of it entire community, including low and moderate-income neighborhoods. For example, the regulators will evaluate and take into account a lender's record of meeting its community credit needs when evaluating a lender's application for creation of a new branch. BOS, JRB, BIW and FCB have always had a "Satisfactory" rating with respect to their compliance with the CRA. James River itself has not been examined or received a CRA rating.

         As a result of a Presidential initiative, each of the federal banking agencies, including the FDIC, issued a notice of proposed rulemaking in October of 1994 to replace the current CRA assessment system with a new evaluation system that would rate institutions based on their actual performance (rather than efforts) in meeting community credit needs. The final rule retains, to a significant extent, the principles and structure underlying the 1994 proposal and will be phased in over 1996 and 1997. James River anticipates few if any changes in its CRA plans to remain in compliance with the new program.

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

Employees

         At December 31, 1996, James River and its subsidiaries had the equivalent of 164 full time employees. None of its employees is represented by any collective bargaining unit. James River considers relations with its employees to be good.

Item 2.  Properties

         James River's headquarters is located at 101 East Washington Street, Suffolk, Virginia, which is also the location of the main office of BOS. James River does not have any interest in any properties other than those owned or leased by its subsidiaries. James River's four banking subsidiaries collectively own 16 of the 19 branch banking offices and lease the land for three offices.

Item 3.  Legal Proceedings

         In the course of its operation, James River and its subsidiaries are parties to various legal proceedings. James River does not believe that the outcome of these law suits, individually or in the aggregate, will have a material adverse effect on James River's business, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to James River's shareholders for a vote during the fourth quarter of the year ended December 31, 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         James River was capitalized on June 1, 1995, pursuant to a share exchange between BOS and JRB. See "Item 1. Business - General." James River Common Stock began trading on NASDAQ/NMS on June 7, 1995. The following table sets forth the high and low sales prices of James River Common Stock as reported on NASDAQ/NMS for the periods listed. James River Common Stock is thinly traded.



                 1996
                 ----                                          Sales Price
                                                           High         Low
                                                           ----         ---
First Quarter (January 1 through March 31, 1996)           $24.25       $22.75

Second Quarter (April 1 through June 30, 1996)             $25.00       $22.75

Third Quarter (July 1 through September 30, 1996)          $24.25       $20.25

Fourth Quarter (October 1 through December 31, 1996)       $21.50       $19.50


                 1995
                 ----                                         Sales Price

                                                          High          Low
                                                          ----          ---
Second Quarter (June 7 through June 30, 1995)            $19.75        $18.75

Third Quarter (July 1 through September 30, 1995)        $23.50        $20.25

Fourth Quarter (October 1 through December 31, 1995)     $24.25        $22.25


         On a pro forma combined basis, based on the dividend history of BOS, JRB, BIW and FCB, James River paid dividends of $0.52 and $0.43 per share during the years ended December 31, 1996 and 1995, respectively. On February 20, 1996, James River had approximately 1,753 shareholders of record.

Item 6.  Selected Consolidated Financial Data

         The information included under "Five Year Financial Summary" appearing on page 13 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing on pages 7 through 12 of the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         (a) The Financial Statements and the notes thereto appearing on pages 14 through 40 of the Annual Report are incorporated herein by reference.

         (b) Unaudited quarterly financial information for the Company is contained in Note 15 on page 39 of the Financial Statements included in the Annual Report and is incorporated herein by reference. The quarterly financial information in the Annual Report is presented on a restated basis and reflects consolidated results of operations of BOS, JRB, FCB and BIW for the periods presented. Because the Company did not acquire FCB or BIW until February of 1996, financial results reported by the Company on its Forms 10-Q and 10-Q/A for the second and third quarters of 1995 differ from the results presented in the Annual Report for the comparable periods. Set forth below is a chart that reconciles financial results reported on these Forms 10-Q and 10-Q/A with the quarterly information presented in the Annual Report.


                      RECONCILIATION OF 1995 FORMS 10-Q/A
                       TO QUATERLY FINANCIAL INFORMATION
                         REPORTED IN 1996 ANNUAL REPORT

                                                     Reported         First          Bank of        Reported
                                                      in 1995        Colonial        Isle of         in 1996
                                                    Form 10Q-A     Savings Bank       Wight       Annual Report
                                                  ---------------------------------------------------------------
            Second Quarter, 1995:

            Interest Income                        $  2,812        $ 2,484         $   625         $ 5,921


            Net Interest Income                    $  1,617        $   978         $   363         $ 2,958


            Net Income                             $    305        $   151         $   105         $   561


            Earnings per Share                     $   0.13        $  0.08         $  0.04         $  0.23


            Third Quarter, 1995:

            Interest Income                        $  2,857        $ 2,489         $   666         $ 6,012


            Net Interest Income                    $  1,664        $   914         $   406         $ 2,984


            Net Income                             $    552        $   228         $   125         $   905


            Earnings per Share                     $   0.22        $  0.09         $  0.05         $  0.36



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Information regarding changes in accountants is set forth in the section entitled "Ratification of Appointment of Auditors" in the Company's 1997 Proxy Statement.

                                    PART III

         The information required by Part III, Items 10, 11, 12 and 13 has been incorporated herein by reference to the Company's 1997 Proxy Statement as set forth below in accordance with General Instruction G(3) of Form 10-K.

Item 10.  Directors and Executive Officers of the Registrant

         Information relating to directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

         Information regarding compensation of officers and directors of the Company is set forth in the sections entitled "Election of Directors" and "Executive Compensation" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding ownership of the Company's Common Stock is set forth in the section entitled "Security Ownership of Managment and Certain Beneficial Owners" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      The following documents are filed as part of this report:

                  1. The following consolidated financial statements of the Company at December 31, 1996 and 1995 and for the three years ending December 31, 1996, 1995 and 1994, and the auditors' report thereon are incorporated by reference to the pages indicated in the Annual Report:

                         Consolidated Financial Statements           Page
                         ---------------------------------           ----
                  Consolidated Balance Sheets                         14
                  Consolidated Statements of Income                   15
                  Consolidated Statements of Shareholders' Equity     16
                  Consolidated Statements of Cash Flows               17
                  Notes to Consolidated Financial Statements          18
                  Report of Independent Auditors                      40

                  2.       Financial Statements Schedules - None.

                  3. The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

         (b)      Reports on Form 8-K - None.

         (c) The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

         (d) Financial Statements excluded from Annual Report pursuant to Rule 14(a)-3(b) - Not applicable.

                                   Signatures

         In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Suffolk, State of Virginia, on March 27, 1997.

                                          JAMES RIVER BANKSHARES, INC.

                                          By:      /s/ Harold U. Blythe
                                             ---------------------------
                                              Harold U. Blythe, President

         In accordance with the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated. Each person, in so signing, also makes, constitutes and appoints Harold U. Blythe and Glenn T. McCall and each of them individually, his true and lawful attorney-in-fact in his place and stead, with full power of substitution, to execute and cause to be filed with the Securities and Exchange Commission, any and all amendments to this Report, including any exhibits or other documents filed in connection therewith.




           Signature                             Title                                Date
           ---------                             -----                                ----

/s/ Elmon T. Gray                           Chairman of The Board                    March 27, 1997
------------------------------------        and Director
Elmon T. Gray


/s/ G. P. Jackson                           Vice Chairman of The                     March 27, 1997
------------------------------------        Board and Director
G. P. Jackson


/s/ Harold U. Blythe                        President and Chief Executive            March 27, 1997
------------------------------------        Officer, Director
Harold U. Blythe


/s/ Glenn T. McCall                         Senior Vice President and                March 27, 1997
------------------------------------        Chief Financial Officer, Director
Glenn T. McCall


/s/ James E. Butler, Jr.                                                             March 27, 1997
------------------------------------        Director
James E. Butler, Jr.


/s/ Bruce B. Gray                           Director                                 March 27, 1997
------------------------------------
Bruce B. Gray

/s/ Ben P. Kanak                            Director                                 March 27, 1997
------------------------------------
Ben P. Kanak

/s/ John A. Ramsey, Jr.                     Director                                 March 27, 1997
------------------------------------
John A. Ramsey, Jr.






/s/ Robert E. Spencer, Jr.                  Director                                 March 27, 1997
------------------------------------
Robert E. Spencer, Jr.


/s/ E. V. Stephenson, Jr.                   Director                                 March 27, 1997
------------------------------------
E. V. Stephenson, Jr.


/s/ James C. Stewart                        Director                                 March 27, 1997
------------------------------------
James C. Stewart




                                  EXHIBIT INDEX


Exhibit
  No.                                              Description
  ---                                              -----------
  *2.1   Agreement and Plan of Reorganization dated November  21, 1994 (Incorporated by reference to the Registrant's Registration Statement of Form S-4,
         Commission File No. 33-88322, previously filed with the Commission on
         January 6, 1995).
  *2.2   First Colonial Bank Agreement and Plan of Merger dated June 30, 1995, as amended (Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 33-99254, previously filed with the
         Commission on November 13, 1995).
  *2.3   Bank of Isle of Wight Agreement and Plan of Merger dated June 30, 1995
         (Incorporated by reference to the Registrant's Registration Statement on Form
         S-4, Commission File No. 33-99254, previously filed with the Commission on
         November 13, 1995).
  *3.1   Articles of Incorporation of James River Bankshares, Inc. (Incorporated by
         reference to the Registrant's Registration Statement on Form S-4, Commission
         File No. 33-88322, previously filed with the Commission on January 6, 1995.)
  *3.2   Amended and Restated Bylaws of James River Bankshares, Inc. (Incorporated by
         reference to the Registrant's Form 10-K/A, Commission File No. 0-26314,
         previously filed with the Commission on August 12, 1996).
  *4     Form of Common Stock certificate of James River Bankshares, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission
         File No. 33-88322, previously filed with the Commission on January 6, 1995).
  *10.1  Agreement between The Bank of Waverly and First Union National Bank, dated November 13, 1995, regarding branch acquisitions (Incorporated by reference to the Registrant's Registration Statement on Form S-4,
         Commission File No. 33-99254, previously filed with the Commission on
         December 22, 1995).
  *10.2  Employment Agreement between James River Bankshares, Inc. and Harold U. Blythe dated July 18, 1995 (Incorporated by reference to Amendment No. 1 to the
         Registrant's Registration Statement on Form S-4, Commission File No. 33-99254,
         previously filed with the Commission on December 22, 1995).
  *10.3  Employment Agreement between James River Bankshares, Inc. and Glenn T. McCall dated July 18, 1995 (Incorporated by reference to Amendment No. 1 to the
         Registrant's Registration Statement on Form S-4, Commission File No. 33-99254,
         previously filed with the Commission on December 22, 1995).
  *10.4  Employment Agreement between First Colonial Bank and James C. Stewart dated February 29, 1996 (Incorporated by reference to the
         Registrant's Form 10-K, Commission File No. 0-26314, previously filed with the Commission on April 15, 1996).
  *10.5  Employment Agreement between Bank of Isle of Wight and Robert E. Spencer, Jr.
         dated February 29, 1996 (Incorporated by reference to the Registrant's Form 10-K,
         Commission File No. 0-26314, previously filed with the Commission on April 15, 1996).
***13    Annual Report to security holders.
  *21    List of Subsidiaries.   (Incorporated by reference to the Registrant's Form 10-K,
         Commission File No. 0-26314, previously filed with the Commission on April 15, 1996.)
***23.1  Consent of Goodman & Company, L.L.P.
***27.1  Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------

* (Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference.)

***      Filed herewith.