Form 10-Q
period 1997-03-31
JAMES RIVER BANKSHARES INC
filed 1997-05-14
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At March 31, 1997, the issuer had 2,458,413 outstanding shares of its $5.00 par value common stock.

                         PART 1 - FINANCIAL INFORMATION


                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1996 Annual Report to Shareholders on Form 10-K, including the 1996 consolidated financial statements of James River Bankshares, Inc. ("James River").


Note 2. Earnings and Dividends Per Share

         Earnings per share for the three months ended March 31, 1997 and 1996 are determined by dividing income for the periods by 2,483,901 and 2,479,793, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options and warrants are regarded as common stock equivalents and are, therefore, considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. There is no material difference between primary and fully-diluted earnings per share.

         Cash dividends paid in the first quarter of 1997 amounted to $.13 per share. For the same period of 1996, no dividends were declared or paid, but the second quarter dividend included the normal $.13 quarterly dividend plus an additional $.13 in dividends paid.


Note 3.  Mergers and Acquisitions

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

         Second, James River Bank, a wholly-owned subsidiary of James River, consummated the acquisition of three branch banking offices from First Union National Bank of Virginia on March 23, 1996, one of which is located in the City of Franklin, Virginia, and the others of which are located in Courtland, Southampton County, Virginia. The transaction was accounted for by the purchase method of accounting. James River Bank assumed aggregate deposit liabilities of approximately $34 million in connection with the three branch acquisitions. In addition, equipment valued at $210,000 and land and buildings valued at $825,000 were purchased. In connection with the acquisition, intangible assets of $2,816,914 were capitalized including goodwill, an inseparable component of core deposit intangible, and other costs incurred directly related to the acquisition. These costs are being amortized on an accelerated method over fifteen years.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                   March 31,       December 31,
                                                                     1997              1996
                                                                     ----              ----
                                                                  (unaudited)
ASSETS
  Cash and due from banks                                        $      14,533   $      16,675
  Interest bearing deposits with banks                                   1,496             444
  Federal funds sold                                                       833           3,327
  Securities available-for-sale, at fair value (amortized cost
    $88,566 on March 31, 1997 and $91,032 on
    December 31, 1996)                                                  87,886          91,269
  Securities held-to-maturity, at amortized cost (fair value
    $11,663 on March 31, 1997 and $12,243 on December 31,
    1996)                                                               11,939          12,217
  Loans, net of allowance for loan losses                              250,140         239,721
  Loans held for sale, net                                                 175           1,192
  Premises and equipment, net                                            8,307           8,324
  Accrued interest receivable                                            3,310           3,124
  Intangible assets, net                                                 2,729           2,750
  Deferred income taxes                                                    798             590
  Other assets                                                           2,252           1,975
                                                                 --------------  --------------

    Total Assets                                                 $     384,398   $     381,608
                                                                 ==============  =============


LIABILITIES
  Non-interest bearing deposits                                         36,308          42,799
  Interest bearing deposits                                            304,878         299,533
                                                                 --------------   ------------
    Total deposits                                                     341,186         342,332

  Federal funds purchased                                                3,496               -
  Accrued interest payable                                                 718             612
  Accounts payable and other liabilities                                 1,426           1,061
                                                                 --------------   ------------
    Total Liabilities                                                  346,826         344,005
                                                                 --------------   ------------

SHAREHOLDERS' EQUITY
  Common stock, $5 par, 10,000,000 share authorized,
    2,458,413 issued and outstanding in 1997 and 2,457,950
    in 1996                                                             12,292          12,290
  Additional paid-in capital                                             3,528           3,521
  Retained earnings                                                     22,186          21,629
  Net unrealized gain (loss) on securities available-for-sale             (434)            163
                                                                 --------------   ------------
    Total Shareholders' Equity                                          37,572          37,603
                                                                 --------------   ------------

    Total Liabilities and Shareholders' Equity                   $     384,398    $    381,608
                                                                 ==============   ============


The accompanying notes to are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)



                                                             Three Months Ended
                                                        ---------------------------
                                                           March 31,      March 31,
                                                             1997            1996
                                                             ----            ----
INTEREST INCOME
  Loans                                                 $       5,519   $     4,821
  Investment securities:
    Taxable                                                     1,243           970
    Exempt from federal income taxes                              317           331
  Federal funds sold and other                                     75           153
                                                        -------------   -----------
      Total Interest Income                                     7,154         6,275
                                                        -------------   -----------

INTEREST EXPENSE
  Deposits                                                      3,467         3,117
  Federal funds purchased                                          19             -
                                                        -------------   -----------
      Total Interest Expense                                    3,486         3,117
                                                        -------------   -----------

    Net Interest Income                                         3,668         3,158

Provision for loan losses                                         100           127
                                                        -------------   -----------

    Net Interest Income after provision for loan losses         3,568         3,031
                                                        -------------   -----------

NON-INTEREST INCOME
  Service charges on deposit accounts                             289           257
  Other fees and commissions                                       62            26
  Net realized gains on disposition of securities                  67             5
  Other income                                                     86            62
                                                        -------------   -----------
        Total Non-Interest Income                                 504           350
                                                        -------------   -----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                1,600         1,191
  Occupancy                                                       192           187
  Equipment                                                       226           183
  Merger                                                            -           530
  Directors' Fees                                                  84            82
  Deposit insurance premiums                                       25            78
  Other                                                           731           476
                                                        -------------   -----------
      Total Non-Interest Expense                                2,858         2,727
                                                        -------------   -----------

  Income before income taxes                                    1,214           654

  Provision for income taxes                                      338           196
                                                        -------------   -----------

  Net Income                                            $         876   $       458
                                                        =============   ===========

Earnings Per Common and Common Equivalent Share         $        0.35   $      0.19
                                                        =============   ===========

Cash Dividends Paid per Common Share                    $        0.13   $         -
                                                        =============   ===========

Weighted Average Number of Shares Outstanding               2,483,901     2,479,793
                                                        =============   ===========

The accompanying notes are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                             (Dollars in thousands)
                   For The Three Months Ended March 31, 1997


                                                                                               Unrealized
                                                                                              Gain (Loss) on
                                               Shares of               Additional              Securities
                                                Common       Common     Paid-in      Retained  Available-
                                                 Stock        Stock     Capital      Earnings   For-Sale     Total
                                                 -----        -----     -------      --------   --------     -----
Balance - December 31, 1996                     2,457,950   $  12,290   $  3,521   $  21,629   $    163    $ 37,603

Net Income                                              -           -          -         876          -         876

Common stock issued                                   463           2          7           -          -           9

Cash dividends declared ($0.13 per share)               -           -          -        (319)         -        (319)

Change in unrealized gain (loss) on
  securities available-for-sale, net of taxes           -           -          -           -       (597)       (597)
                                              -----------   ---------  ---------   ---------   --------    --------

Balance - March 31, 1997                        2,458,413   $  12,292  $   3,528   $  22,186   $   (434)   $ 37,572
                                              ===========   =========  =========   =========   ========    ========

The accompanying notes to are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)


                                                                   Three Months Ended
                                                                -------------------------
                                                                March 31,    March 31,
                                                                  1997         1996
                                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $    876     $    458
  Adjustments to reconcile to net cash provided
    by operating activities:
      Provision for loan and other real estate losses                100          127
      Depreciation and amortization                                  294          107
      Amortization of bond (discounts) and premiums                   12          (26)
      Gain on disposition of securities                              (67)          (5)
      Changes in:
        Loans held for sale                                        1,017          (44)
        Interest receivable                                         (186)          52
        Other assets                                                 200         (823)
        Interest payable                                             106          297
        Other liabilities                                            365         (140)
                                                                --------     --------
        Net cash provided by operating activities                  2,717            3
                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from dispositions of securities - available-for-sale      175        1,215
  Proceeds from maturities of securities - available-for-sale      2,512        3,984
  Proceeds from maturities of securities - held-to-maturity          277        1,224
  Purchase of securities - available-for-sale                       (165)     (23,568)
  Purchases of premises and equipment                               (185)        (157)
  Net increase in loans                                          (10,955)      (8,076)
  Net cash and cash equivalents received in acquisition
    of branches                                                        -       30,484
                                                                --------     --------
        Net cash provided (used) by investing activities          (8,341)       5,106
                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in non-interest bearing deposits                   (6,491)      (2,983)
  Net increase in interest bearing deposits                        5,345        9,339
  Issuance of stock                                                    9            8
  Cash dividends paid                                               (319)           -
  Purchase of fractional shares                                        -           (5)
  Federal funds purchased                                          3,496            -
                                                                --------     --------
        Net cash provided by financing activities                  2,040        6,359
                                                                --------     --------

Net increase (decrease) in cash and cash equivalents            $ (3,584)    $ 11,468

CASH AND CASH EQUIVALENTS
  Beginning                                                       20,446       24,096
                                                                --------     --------

  Ending                                                        $ 16,862     $ 35,564
                                                                ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                             $  3,380     $  1,824
                                                                ========     ========

      Income taxes                                              $      -     $    440
                                                                ========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                 $    436     $      -
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

FINANCIAL CONDITION

Assets


         Total assets of James River at March 31, 1997 were $384.4 million compared to $381.6 million at December 31, 1996, an increase of $2.8 million or 0.7%. With an increase in net loans of $10.4 million during the first quarter of 1997, securities investments decreased $3.7 million and federal funds sold decreased from $3.3 million at December 31, 1996 to $833,000 at March 31, 1997.


Liabilities


         Deposits of James River at March 31, 1997 were $341.2 million compared to $342.3 million at December 31, 1996, a decrease of 0.3% or $1.1 million. Federal funds purchased at March 31, 1997 were $3.5 million, due to the decrease in deposits and the increase in loans during the first quarter of 1997.


Non-performing Assets


         Non-performing assets of James River comprise delinquent loans on which the accrual of income has ceased, or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $1.1 million on March 31, 1997, compared to $462,000 on December 31, 1996. On March 31, 1997, non-accrual loans totaled $129,000, with $51,000 secured by real estate. Non-accrual loans totaled $291,000 on December 31, 1996, of which $203,000 was secured by real estate. Foreclosed real estate accounted for $956,000 of non-performing assets as of March 31, 1997 compared to $171,000 as of December 31, 1996. Little or no loss is anticipated relating to non-performing assets.


         Loans past due 90 days or more and still accruing were $1.2 million and $857,000 for March 31, 1997 and December 31, 1996, respectively. Of these loans, loans secured by real estate totaled $297,000 on March 31, 1997 and $675,000 on December 31, 1996.

         The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $3.1 million and $3.1 million at March 31, 1997, and December 31, 1996, respectively. The portion of the allowance for loan losses allocated to to the impaired loan balance was $523,000 and $558,000 at March 31, 1997, and December 31, 1996, respectively.


         No additional provisions, other than ordinary provisions, are being made to the allowance for loan losses.


         The allowances for possible losses on loans are maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above.

         James River's allowance for loan losses of $3.3 million was 1.29% of total loans on March 31, 1997. On December 31, 1996, the allowance for loan losses of $3.2 million was 1.30% of total loans. During this first quarter of 1997, total loans increased $9.5 million or 3.9%.

RESULTS OF OPERATIONS

Net Operating Results


         For the quarter ended March 31, 1997, James River earned net income of $876,000, or $0.35 per share, compared to $458,000, or $0.19 per share, for the same period of 1996, a 91.4% increase. The increase was primarily due to the non-deductible merger expenses in the first quarter of 1996 of $530,000, which were incurred in connection with James River's acquisition of Bank of Isle of Wight and First Colonial Bank. Return on average assets and return on average equity were .92% and 9.26%, respectively, in the first quarter of 1997 compared to .56% and 5.10% in the comparable period in 1996.


Net Interest Income


         Net interest income during the quarter ended March 31, 1997 increased $510,000 to $3.7 million, up 16.2% from the $3.2 million for the quarter ended March 31, 1996.


         The increase in net interest income was largely due to an increase in loans of $36.1 million from March 31, 1996 to March 31, 1997. With rate changes and increased volume, interest and fee income on loans increased 14.5% for the first quarter of 1997 to $5.5 million, $698,000 more than the $4.8 million earned in the same period of 1996. Income on investment securities increased $259,000 to $1.6 million during the first quarter of 1997. In comparison to the first quarter of 1996, income on investment securities was up 19.9% from $1.3 million. Interest expense on deposits increased for the first quarter from $3.1 million in 1996 to $3.5 million for the same period in 1997, an 11.8% increase in the cost of deposits. This was primarily due to a $9.5 million increase in time deposits.


Non-Interest Income


        Non-interest income during the quarter ended March 31, 1997 increased by $154,000, or 44.1%, compared to the same period during 1996. This increase was attributable to a $61,000 increase in gains on the sale of investments and a $69,000 increase in service charge and fee income at March 31, 1997 compared to the respective period in 1996.


Non-Interest Expense


         Non-interest expenses during the first quarter of 1997 increased by $131,000 compared to 1996, an increase of 4.8%. While James River incurred a one-time $530,000 non-deductible merger expense in the first quarter of 1996, personnel expense for the first quarter of 1997 increased $409,000, primarily due to the staffing of five additional branch banking offices and a new electronic data processing center. In addition, expenses of premises and fixed assets increased $48,000 due to the addition of new offices and equipment. Amortization of the premiums paid in the 1996 acquisition of three branches amounted to $65,000 for the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and interest sensitivity


         Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments, and loans maturing within one year. As a result of James River's management of liquid assets and the ability to generate liquidity through liability funding, management believes that James River maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.



         At March 31, 1997, James River had $29.5 million in undisbursed loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $99.8 million in investment securities. Of this amount, only $11.9 million is classified as held-to-maturity and is not readily available for sale. Of the $87.9 million in available-for-sale, $5.3 million matures in less than one year, and an additional $48.5 million matures between 1 and 5 years.


         James River has no long-term debt. Almost the entire deposit base is made up of core deposits with only 8.4% of total deposits composed of certificates of deposit of $100,000 and over.


CAPITAL RESOURCES


         Total shareholders' equity amounted to $37.6 million at March 31, 1997. James River's leverage ratio was 9.29%, with tier 1 risk-based capital ratio of 13.77% and a total risk-based capital ratio of 15.00%.

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

                  (a)      Exhibits - Financial Data Schedule, Exhibit 27

                  (b)      Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     JAMES RIVER BANKSHARES, INC.



Date:  May 13, 1997                  /s/ GLENN T. MCCALL
       ------------                  -----------------------------------
                                     Glenn T. McCall, Sr. Vice President
                                     and Chief Financial Officer