Form 10-Q
period 1997-06-30
JAMES RIVER BANKSHARES INC
filed 1997-08-14
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  ______________

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
         Yes  X    No
             ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At June 30, 1997, the issuer had 2,440,581 outstanding shares of its $5.00 par value common stock.

                         PART 1 - FINANCIAL INFORMATION


                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1996 Annual Report to Shareholders on Form 10-K, including the 1996 consolidated financial statements of James River Bankshares, Inc. ("James River").

Note 2. Earnings and Dividends Per Share

         Earnings per share for the six months ended June 30, 1997 and 1996 are determined by dividing income for the periods by 2,480,309 and 2,480,605, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options and warrants are regarded as common stock equivalents and are, therefore, considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. There is no material difference between primary and fully-diluted earnings per share.

         Earnings per share for the three months ended June 30, 1997 and 1996 are determined by dividing income for the periods by 2,476,673 and 2,481,417, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding.

         Cash dividends paid in the first quarter of 1997 amounted to $.13 per share. In the second quarter of 1997, cash dividends paid amounted to $.14 per share. For the same period of 1996, no dividends were declared or paid in the first quarter, but the second quarter dividend included a $.13 quarterly dividend plus an additional $.13 in dividends paid, for a total of $.26.

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 entitled "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the six month periods ended June 30, 1997 and 1996, and the year ended December 31, 1996, and has determined that the adoption of this statement would not have a material impact on the earnings per share calculations for these periods. After adoption, all prior period earnings per share calculations will be restated to comply with this statement.

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

         Second, James River Bank, a wholly-owned subsidiary of James River, consummated the acquisition of two branch banking offices from First Union National Bank of Virginia on March 23, 1996, one of which is located in the City of Franklin, Virginia, and the other of which is located in Courtland, Southampton County, Virginia. The transaction was accounted for by the purchase method of accounting. James River Bank assumed aggregate deposit liabilities of approximately $34 million in connection with the two branch acquisitions. In addition, equipment valued at $210,000 and land and buildings valued at $825,000 were purchased. In connection with the acquisition, intangible assets of $2,816,914 were capitalized including goodwill, an inseparable component of core deposit intangible, and other costs incurred directly related to the acquisition. These costs are being amortized on an accelerated method over fifteen years.

Note 4.  Reclassifications

         Certain amounts in the consolidated Statements of Income for 1996 have been reclassified to conform with classifications used for 1997. These changes in classification had no effect on net income or retained earnings.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                               June 30,     December 31,
                                                                                 1997           1996
                                                                               ---------      --------
                                                                              (unaudited)
ASSETS
  Cash and due from banks                                                       $ 13,487      $ 16,675
  Interest bearing deposits with banks                                               737           444
  Federal funds sold                                                               3,404         3,327
  Securities available-for-sale, at fair value (amortized cost
    $79,171 on June 30, 1997 and $91,032 on
    December 31, 1996)                                                            79,296        91,269
  Securities held-to-maturity, at amortized cost (fair value
    $11,524 on June 30, 1997 and $12,243 on December 31, 1996)
                                                                                  11,544        12,217
  Loans, net of allowance for loan losses                                        259,454       239,721
  Loans held for sale, net                                                           427         1,192
  Premises and equipment, net                                                      8,197         8,324
  Accrued interest receivable                                                      3,040         3,124
  Intangible assets, net                                                           2,656         2,750
  Deferred income taxes                                                              628           590
  Other assets                                                                     2,182         1,975
                                                                                --------      --------

    Total Assets                                                                $385,052      $381,608
                                                                                ========      ========


LIABILITIES
  Non-interest bearing deposits                                                   39,931        42,799
  Interest bearing deposits                                                      304,705       299,533
                                                                                --------      --------
    Total deposits                                                               344,636       342,332

  Accrued interest payable                                                           744           612
  Accounts payable and other liabilities                                           1,373         1,061
                                                                                --------      --------
    Total Liabilities                                                            346,753       344,005
                                                                                --------      --------

SHAREHOLDERS' EQUITY
  Common stock, $5 par, 10,000,000 shares authorized, 2,440,581 issued and outstanding in 1997 and 2,457,950
    in 1996                                                                       12,203        12,290
  Additional paid-in capital                                                       3,536         3,521
  Retained earnings                                                               22,470        21,629
  Net unrealized gain (loss) on securities available-for-sale                         90           163
                                                                                --------      --------
    Total Shareholders' Equity                                                    38,299        37,603
                                                                                --------      --------

    Total Liabilities and Shareholders' Equity                                  $385,052      $381,608
                                                                                ========      ========


The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)


                                                                    Three Months Ended                 Six Months Ended
                                                              --------------------------------   -----------------------------
                                                                 June 30,          June 30,        June 30,         June 30,
                                                                   1997              1996            1997             1996
                                                              ------------      ------------     ------------     ------------
INTEREST INCOME
  Loans                                                       $     5,892       $     4,900      $    11,411      $     9,721
  Investment securities:
    Taxable                                                         1,109             1,387            2,352            2,357
    Exempt from federal income taxes                                  291               330              608              661
  Federal funds sold and other                                        137               149              212              302
                                                              -----------       -----------      -----------      -----------
      Total Interest Income                                         7,429             6,766           14,583           13,041
                                                              -----------       -----------      -----------      -----------

INTEREST EXPENSE
  Deposits                                                          3,526             3,426            6,993            6,543
  Federal funds purchased                                              13                14               32               14
                                                              -----------       -----------      -----------      -----------
      Total Interest Expense                                        3,539             3,440            7,025            6,557
                                                              -----------       -----------      -----------      -----------

    Net Interest Income                                             3,890             3,326            7,558            6,484

Provision for loan losses                                             116                78              216              205
                                                              -----------       -----------      -----------      -----------

    Net Interest Income after provision for loan losses             3,774             3,248            7,342            6,279
                                                              -----------       -----------      -----------      -----------

NON-INTEREST INCOME
  Service charges on deposit accounts                                 238               265              528              525
  Other fees and commissions                                           65                53              131               95
  Net realized gains (losses) on disposition of securities             (1)               12               66               17
  Other income                                                         71                69              152              112
                                                              -----------       -----------      -----------      -----------
        Total Non-Interest Income                                     373               399              877              749
                                                              -----------       -----------      -----------      -----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                    1,573             1,285            3,173            2,476
  Occupancy                                                           179               170              371              333
  Equipment                                                           224               164              450              291
  Merger                                                             --                --               --                530
  Directors' Fees                                                      94                91              178              173
  Deposit insurance premiums                                           27                79               52              157
  Other                                                               801               679            1,532            1,235
                                                              -----------       -----------      -----------      -----------
      Total Non-Interest Expense                                    2,898             2,468            5,756            5,195
                                                              -----------       -----------      -----------      -----------

  Income before income taxes                                        1,249             1,179            2,463            1,833

  Provision for income taxes                                          341               347              679              543
                                                              -----------       -----------      -----------      -----------

  Net Income                                                  $       908       $       832      $     1,784      $     1,290
                                                              ===========       ===========      ===========      ===========

Earnings Per Common and Common Equivalent Share               $      0.37       $      0.33      $      0.72      $      0.52
                                                              ===========       ===========      ===========      ===========

Cash Dividends Paid per Common Share                          $      0.14       $      0.26      $      0.27      $      0.26
                                                              ===========       ===========      ===========      ===========

Weighted Average Number of Shares Outstanding                   2,476,673         2,481,417        2,480,309        2,480,605
                                                              ===========       ===========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                         Six Months Ended
                                                                     -----------------------
                                                                      June 30,       June 30,
                                                                       1997           1996
                                                                     ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $  1,784       $  1,290
  Adjustments to reconcile to net cash provided
    by operating activities:
      Provision for loan and other real estate losses                     216            235
      Depreciation and amortization                                       608            231
      Amortization of bond (discounts) and premiums                        25            (40)
      Gain on disposition of securities                                   (66)           (17)
      Changes in:
        Loans held for sale                                               765            722
        Interest receivable                                                84           (240)
        Other assets                                                      125         (1,415)
        Interest payable                                                  132            266
        Other liabilities                                                 312           (175)
                                                                     --------       --------
        Net cash provided by operating activities                       3,985            857
                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from dispositions of securities - available-for-sale         8,925          7,811
  Proceeds from maturities of securities - available-for-sale           5,547          8,981
  Proceeds from maturities of securities - held-to-maturity               669          1,793
  Purchase of securities - available-for-sale                          (2,566)       (44,511)
  Purchases of premises and equipment                                    (282)        (1,240)
  Net increase in loans                                               (20,385)       (23,880)
  Net cash and cash equivalents received in acquisition
    of branches                                                          --           30,484
                                                                     --------       --------
        Net cash used by investing activities                          (8,092)       (20,562)
                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest bearing deposits             (2,868)         1,077
  Net increase in interest bearing deposits                             5,172          9,313
  Issuance of stock                                                        20             16
  Cash dividends paid                                                    (661)          (637)
  Cancellation of shares                                                 (374)          --
  Purchase of fractional shares                                          --               (5)
                                                                     --------       --------
        Net cash provided by financing activities                       1,289          9,764
                                                                     --------       --------

Net decrease in cash and cash equivalents                            $ (2,818)      $ (9,941)

CASH AND CASH EQUIVALENTS
  Beginning                                                            20,446         24,096
                                                                     --------       --------

  Ending                                                             $ 17,628       $ 14,155
                                                                     ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                                  $  6,893       $  6,291
                                                                     ========       ========

      Income taxes                                                   $    591       $    664
                                                                     ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                      $    436       $   --
                                                                     ========       ========


The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)
                     For The Six Months Ended June 30, 1997

                                                                                                          Unrealized
                                                                                                        Gain (Loss) on
                                                 Shares of                   Additional                   Securities
                                                   Common        Common        Paid-in      Retained      Available-
                                                   Stock          Stock        Capital      Earnings      For-Sale       Total
                                                ----------    ----------    ----------    ----------    ----------    ----------
Balance - December 31, 1996                      2,457,950    $   12,290    $    3,521    $   21,629    $      163    $   37,603

Net Income                                            --            --            --           1,784          --           1,784

Common stock issued                                    983             5            15          --            --              20

ESOP Termination                                   (18,352)          (92)         (282)         (374)

Cash dividends declared ($0.27 per share)             --            --            --            (661)         --            (661)

Change in unrealized gain (loss) on
  securities available-for-sale, net of taxes         --            --            --            --             (73)          (73)
                                                ----------    ----------    ----------    ----------    ----------    ----------

Balance - June 30, 1997                          2,440,581    $   12,203    $    3,536    $   22,470    $       90    $   38,299
                                                ==========    ==========    ==========    ==========    ==========    ==========


The accompanying notes are an integral part of these financial statements.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

         This Form 10-Q contains forward looking statements that involve risks and uncertainties. James River's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, many of which are beyond management's control. The following discussion should be read in conjunction with the unaudited consolidated financial statements included in Item 1. of this Form 10-Q.

FINANCIAL CONDITION

Assets

         Total assets of James River at June 30, 1997 were $385.1 million compared to $381.6 million at December 31, 1996, an increase of $3.4 million or 0.9%. With an increase in net loans of $19.0 million during the first six months of 1997, securities investments decreased $12.6 million, from $103.5 million at December 31, 1996 to $90.8 million at June 30, 1997. Earning assets increased $6.6 million, or 1.9%, during the same period.

Liabilities

         Deposits of James River at June 30, 1997 were $344.6 million compared to $342.3 million at December 31, 1996, an increase of 0.7% or $2.3 million.

Non-performing Assets

         Non-performing assets of James River comprise delinquent loans on which the accrual of income has ceased, or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $1.2 million on June 30, 1997, compared to $462,000 on December 31, 1996. On June 30, 1997, non-accrual loans totaled $669,000, with $373,000 secured by real estate. Non-accrual loans totaled $291,000 on December 31, 1996, of which $203,000 was secured by real estate. Foreclosed real estate accounted for $578,000 of non-performing assets as of June 30, 1997 compared to $171,000 as of December 31, 1996. Management does not anticipate any material loss relating to non-performing assets.

         Loans past due 90 days or more and still accruing were $482,000 and $857,000 for June 30, 1997 and December 31, 1996, respectively. Of these loans, loans secured by real estate totaled $225,000 on June 30, 1997 and $675,000 on December 31, 1996.

         The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $1.7 million and $3.1 million at June 30, 1997, and December 31, 1996, respectively. The portion of the allowance for loan losses allocated to to the impaired loan balance was $249,000 and $558,000 at June 30, 1997, and December 31, 1996, respectively.

         No additional provisions, other than ordinary provisions, are being made to the allowance for loan losses.

         The allowances for possible losses on loans are maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above.

         James River's allowance for loan losses of $3.3 million was 1.26% of total loans on June 30, 1997. On December 31, 1996, the allowance for loan losses of $3.2 million was 1.30% of total loans. During the first six months of 1997, total loans increased $19.1 million or 7.8%.

RESULTS OF OPERATIONS

Net Operating Results

         For the quarter ended June 30, 1997, James River earned net income of $908,000, or $0.37 per share, compared to $832,000, or $0.33 per share, for the same period of 1996, a 9.1% increase. Return on average assets and return on average equity were .94% and 9.58%, respectively, in the second quarter of 1997 compared to .91% and 9.16% in the comparable period in 1996.

         For the first six months of 1997, James River earned net income of $1.8 million compared to $1.3 million for the same period of 1996, a 38.3% increase. The increase was primarily due to the non-recurring, non-deductible merger expenses in the first quarter of 1996 of $530,000, which were incurred in connection with James River's acquisition of Bank of Isle of Wight and First Colonial Bank. Return on average assets and return on average equity were .93% and 9.42%, respectively, in the first six months of 1997 compared to .75% and 7.07% in the comparable period in 1996.

Net Interest Income

         Net interest income during the quarter ended June 30, 1997 increased $564,000 to $3.9 million, up 17.0% from the $3.3 million for the quarter ended June 30, 1996. The increase in net interest income was largely due to an increase in loans of $30.7 million from June 30, 1996 to June 30, 1997. With rate changes and increased volume, interest and fee income on loans increased 20.2% for the second quarter of 1997 to $5.9 million, $992,000 more than the $4.9 million earned in the same period of 1996. During the second quarter of 1997, income on investment securities decreased $316,000, or 18.4%, to $1.4 million, compared to the second quarter of 1996. Interest expense on deposits increased for the second quarter from $3.4 million in 1996 to $3.5 million for the same period in 1997, a 2.9% increase in the cost of deposits.

         For the first six months of 1997, net interest income increased $1.1 million, or 16.6%, over the same period in 1996. This increase was primarily due to the increased volume of loans, with interest and fees on loans increasing to $11.4 million in 1997, up $1.7 million, or 17.4%, from the $9.7 million for the same period in 1996. For the same time period in 1997, interest expense on deposits increased $450,000, or 6.9%, over that of 1996.

Non-Interest Income

         Non-interest income during the quarter ended June 30, 1997 decreased by $27,000, or 6.7%, compared to the same period during 1996. This decrease was attributable to a $27,000 decrease in income from service charges on deposit accounts at June 30, 1997 compared to the same period in 1996.

         For the six months ending June 30, 1997, non-interest income was $877,000, up $128,000, or 17.0%, compared to the respective period in 1996. The increase was predominately attributable to a $49,000 increase in gains on the sale of investments.

Non-Interest Expense

         Non-interest expenses during the second quarter of 1997 increased by $430,000 compared to 1996, an increase of 17.4%. Personnel expense for the second quarter of 1997 increased $288,000, primarily due to the staffing of five additional branch banking offices and a new electronic data processing center.

         Non-interest expenses during the six months ended June 30, 1997 increased $561,000, or 10.8%, compared to 1996. While James River incurred a $530,000 non-recurring, non-deductible merger expense in the first quarter of 1996, personnel expense for the first six months of 1997 increased $697,000, or 28.2%, as previously discussed. In addition, occupancy expense and equipment expense increased $38,000 and $159,000, respectively, due to the addition of new branch offices and the data processing center.

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

         At June 30, 1997, James River had $29.0 million in undisbursed loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $90.8 million in investment securities. Of this amount, only $11.5 million is classified as held-to-maturity and is not readily available for sale. Of the $79.3 million in available-for-sale, $6.9 million matures in less than one year, and an additional $38.6 million matures between 1 and 5 years.

         James River has no long-term debt. Almost the entire deposit base is made up of core deposits with only 10.3% of total deposits composed of certificates of deposit of $100,000 and over.

CAPITAL RESOURCES

         Total shareholders' equity amounted to $38.3 million at June 30, 1997 compared to $37.6 million at December 31, 1996. James River's leverage ratio was 9.30%, with tier 1 risk-based capital ratio of 14.36% and a total risk-based capital ratio of 15.65%.

                           PART II - OTHER INFORMATION


Item 1 . Legal Proceedings

     None of James River or its subsidiaries is involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders - See Insert 1 attached

Item 5.  Other Information - None

Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits - Financial Data Schedule, Exhibit 27

         (b)      Reports on Form 8-K - None

                                    INSERT 1

James River held its 1997 Annual Meeting of Shareholders on April 24, 1997. At the Annual Meeting, the following matters were acted upon by shareholders.

1. Election of directors. The following persons were elected as directors of James River to serve a one year term, with the votes For and Withheld as indicated below.


DIRECTOR                          FOR                     WITHHELD

Harold U. Blythe               1,759,092                      4,613

James E. Butler, Jr.           1,759,042                      4,664

Bruce B. Gray                  1,758,872                      4,834

Elmon T Gray                   1,759,042                      4,664

G.    P. Jackson               1,759,042                      4,664

Ben P. Kanak                   1,753,686                      10,020

Glenn T. McCall                1,759,072                      4,634

John A. Ramsey, Jr.            1,759,028                      4,678

Robert E. Spencer, Jr.         1,759,092                      4,614

E.    V. Stephenson, Jr.       1,759,042                      4,664

James C. Stewart               1,759,072                      4,634

2.    Ratification of Goodman & Company, L.L.P. as independent auditors for
      1997.

                  FOR            AGAINST           ABSTAIN
               1,761,418                            2,288

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             JAMES RIVER BANKSHARES, INC.

Date:  August 11, 1997                       /s/ Glenn T. McCall
       ---------------                      --------------------
                                            Glenn T. McCall, Sr. Vice President
                                            and Chief Financial Officer