Form 10-Q
period 1997-09-30
JAMES RIVER BANKSHARES INC
filed 1997-11-13
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1997

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


                                 (757) 539-0241
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At September 30, 1997, the issuer had 2,447,371 outstanding shares of its $5.00 par value common stock.

                         PART 1 - FINANCIAL INFORMATION


                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1996 Annual Report to Shareholders on Form 10-K, including the 1996 consolidated financial statements of James River Bankshares, Inc. ("James River").


Note 2. Earnings and Dividends Per Share


         On September 25, 1997, James River's Board of Directors announced a three-for-two stock split effected in the form of a stock dividend of James River's common stock effective for shareholders of record at the close of business on October 10, 1997, and is payable November 7, 1997. The number of outstanding shares will increase from 2.4 million to 3.7 million. The information in the Consolidated Financial Statements, as well as all other share data in this report, has been adjusted to reflect the stock split effected in the form of a stock dividend. The par value will remain $5 per share.


         Earnings per share for the nine months ended September 30, 1997 and 1996 are determined by dividing income for the periods by 3,719,315 and 3,719,408, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options and warrants are regarded as common stock equivalents and are, therefore, considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method. There is no material difference between primary and fully-diluted earnings per share.


         Earnings per share for the three months ended September 30, 1997 and 1996 are determined by dividing income for the periods by 3,708,345 and 3,720,752, respectively, the weighted average number of shares of common stock and common stock equivalents outstanding.

         Cash dividends paid in the third quarter of 1997 amounted to $.09 per share. For the nine months ended September 30, 1997, cash dividends paid amounted to $.27 per share. For the same periods of 1996, dividends paid were $.09 per share and $.26, respectively.


         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 entitled "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the nine month periods ended September 30, 1997 and 1996, and the year ended December 31, 1996, and has determined that the adoption of this statement would not have a material impact on the earnings per share calculations for these periods. After adoption, all prior period earnings per share calculations will be restated to comply with this statement.


Note 3.  Mergers and Acquisitions

         During the first quarter of 1996, James River and its subsidiaries consummated several significant transactions. First, in two separate transactions that both closed February 29, 1996, James River acquired Bank of Isle of Wight, a Virginia state chartered bank in Smithfield, Virginia ("Bank of Isle of Wight") and First Colonial Bank, FSB, a federal savings bank in Hopewell, Virginia ("First Colonial"). James River acquired both of these financial institutions through separate subsidiary mergers. The merger of these two financial institutions was treated as a pooling of interest and the historical financial information included in the Form 10-Q is presented on that basis. Accordingly, the consolidated financial statements of James River give effect to these mergers, and the accounts of First Colonial and Bank of Isle of Wight have been combined with James River for all periods presented. In the aggregate, these two transactions more than doubled James River's total assets and net loans.


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

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                  September 30,      December 31,
                                                                       1997              1996
                                                                       ----              ----
                                                                   (unaudited)
ASSETS
  Cash and due from banks                                        $       12,556    $       16,675
  Interest bearing deposits with banks                                    1,646               444
  Federal funds sold                                                      5,393             3,327
  Securities available-for-sale, at fair value (amortized cost
    $75,679 on September 30, 1997 and $91,032 on
    December 31, 1996)                                                   76,408            91,269
  Securities held-to-maturity, at amortized cost (fair value
    $11,298 on September 30, 1997 and $12,243 on December 31,
    1996)                                                                11,224            12,217
  Loans, net of allowance for loan losses                               262,425           239,721
  Loans held for sale, net                                                  552             1,192
  Premises and equipment, net                                             8,062             8,324
  Accrued interest receivable                                             3,310             3,124
  Intangible assets, net                                                  2,579             2,750
  Deferred income taxes                                                     419               590
  Other assets                                                            2,534             1,975
                                                                 --------------    --------------

    Total Assets                                                 $      387,108    $      381,608
                                                                 ==============    ==============


LIABILITIES
  Non-interest bearing deposits                                          39,582            42,799
  Interest bearing deposits                                             305,492           299,533
                                                                 --------------    --------------
    Total deposits                                                      345,074           342,332

  Accrued interest payable                                                  774               612
  Accounts payable and other liabilities                                  1,881             1,061
                                                                 --------------    --------------
    Total Liabilities                                                   347,729           344,005
                                                                 --------------    --------------

SHAREHOLDERS' EQUITY
  Common stock, $5 par, 10,000,000 shares authorized,
    2,447,371 issued and outstanding in 1997 and 2,457,950
    in 1996                                                              12,237            12,290
  Additional paid-in capital                                              3,562             3,521
  Retained earnings                                                      16,980            21,629
  Net unrealized gain (loss) on securities available-for-sale               485               163
  Stock split in the form of a stock dividend distributable               6,115                 -
                                                                 --------------    --------------
    Total Shareholders' Equity                                           39,379            37,603
                                                                 --------------    --------------

    Total Liabilities and Shareholders' Equity                   $      387,108    $      381,608
                                                                 ==============    ==============


The accompanying notes are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)



                                                                   Three Months Ended                      Nine Months Ended
                                                            -------------------------------    --------------------------------
                                                             September 30,    September 30,      September 30,    September 30,
                                                                1997              1996              1997               1996
                                                             -------------    -------------      -------------    -------------
INTEREST INCOME
  Loans                                                     $      6,070      $      5,348       $    17,481     $     15,069
  Investment securities:
    Taxable                                                        1,079             1,663             3,431            4,681
    Exempt from federal income taxes                                 286                 -               894                -
  Federal funds sold and other                                       114                77               326              379
                                                            ------------      ------------       -----------     ------------
      Total Interest Income                                        7,549             7,088            22,132           20,129
                                                            ------------      ------------       -----------     ------------

INTEREST EXPENSE
  Deposits                                                         3,582             3,479            10,575           10,022
  Federal funds purchased                                              2                12                34               26
                                                            ------------      ------------       -----------     ------------
      Total Interest Expense                                       3,584             3,491            10,609           10,048
                                                            ------------      ------------       -----------     ------------

    Net Interest Income                                            3,965             3,597            11,523           10,081

Provision for loan losses                                            119               146               335              351
                                                            ------------      ------------       -----------     ------------

    Net Interest Income after provision for loan losses            3,846             3,451            11,188            9,730
                                                            ------------      ------------       -----------     ------------

NON-INTEREST INCOME
  Service charges on deposit accounts                                279               279               807              804
  Other fees and commissions                                         107                92               262              187
  Net realized gains (losses) on disposition of securities            (1)               16                65               33
  Other income                                                        34                35               162              147
                                                            ------------      ------------       -----------     ------------
        Total Non-Interest Income                                    419               422             1,296            1,171
                                                            ------------      ------------       -----------     ------------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                   1,583             1,404             4,756            3,880
  Occupancy                                                          201               148               572              481
  Equipment                                                          242               171               693              462
  Merger                                                               -                 -                 -              530
  Directors' Fees                                                     93               110               272              283
  Deposit insurance premiums                                          27               812                78              969
  Other                                                              752               797             2,283            2,032
                                                            ------------      ------------       -----------     ------------
      Total Non-Interest Expense                                   2,898             3,442             8,654            8,637
                                                            ------------      ------------       -----------     ------------

  Income before income taxes                                       1,367               431             3,830            2,264

  Provision for income taxes                                         399                78             1,078              621
                                                            ------------      ------------       -----------     ------------

  Net Income                                                $        968      $        353       $     2,752     $      1,643
                                                            ============      ============       ===========     ============

Earnings Per Common and Common Equivalent Share             $       0.26      $       0.09       $      0.74     $       0.44
                                                            ============      ============       ===========     ============

Cash Dividends Paid per Common Share                        $       0.09      $       0.09       $      0.27     $       0.26
                                                            ============      ============       ===========     ============

Weighted Average Number of Shares Outstanding                  3,708,345         3,720,752         3,719,315        3,719,408
                                                            ============      ============       ===========     ============


The accompanying notes are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)



                                                                            Nine Months Ended
                                                                    -------------------------------------
                                                                     September 30,     September 30,
                                                                          1997             1996
                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $     2,752         $    1,643
  Adjustments to reconcile to net cash provided
    by operating activities:
      Provision for loan and other real estate losses                       335                381
      Depreciation and amortization                                         896                478
      Amortization of bond (discounts) and premiums                          29                (15)
      Gain on disposition of securities                                     (65)               (33)
      Changes in:
        Loans held for sale                                                 640               (107)
        Interest receivable                                                (186)              (358)
        Other assets                                                       (245)            (1,584)
        Interest payable                                                    162                212
        Other liabilities                                                   820              1,426
                                                                    -----------         ----------
        Net cash provided by operating activities                         5,138              2,043
                                                                    -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from dispositions of securities - available-for-sale           9,674             14,023
  Proceeds from maturities of securities - available-for-sale             8,396             11,371
  Proceeds from maturities of securities - held-to-maturity                 988              2,336
  Purchase of securities - available-for-sale                            (2,676)           (48,551)
  Purchases of premises and equipment                                      (340)            (2,405)
  Net increase in loans                                                 (23,475)           (30,132)
  Net cash and cash equivalents received in acquisition
    of branches                                                               -             30,484
                                                                    -----------         ----------
        Net cash used by investing activities                            (7,433)           (22,874)
                                                                    -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest bearing deposits               (3,217)             1,274
  Net increase in interest bearing deposits                               5,959             11,049
  Issuance of stock                                                          80                 41
  Cash dividends paid                                                    (1,004)              (955)
  Cancellation of shares                                                   (374)                 -
  Purchase of fractional shares                                               -                 (5)
  Federal funds purchased                                                     -                500
                                                                    -----------         ----------
        Net cash provided by financing activities                         1,444             11,904
                                                                    -----------         ----------

Net decrease in cash and cash equivalents                           $      (851)        $   (8,927)

CASH AND CASH EQUIVALENTS
  Beginning                                                              20,446             24,096
                                                                    -----------         ----------

  Ending                                                            $    19,595         $   15,169
                                                                    ===========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                                 $    10,447         $    9,661
                                                                    ===========         ==========

      Income taxes                                                  $       993         $    1,065
                                                                    ===========         ==========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                     $       436         $        -
                                                                    ===========         ==========

The accompanying notes are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                             (Dollars in thousands)
                  For The Nine Months Ended September 30, 1997


                                                                                                            Unrealized
                                                                                                          Gain (Loss) on
                                     Shares of                  Stock         Additional                    Securities
                                       Common     Common       Dividend        Paid-in         Retained     Available-
                                       Stock       Stock     Distributable     Capital         Earnings      For-Sale       Total
                                     --------   ----------   -------------   ------------   ------------   ------------  ----------
Balance - December 31, 1996         2,457,950   $   12,290   $         -     $     3,521    $    21,629    $       163   $   37,603

Net Income                                  -            -             -               -          2,752              -        2,752

Common stock issued                     1,340            7             -              22              -              -           29

ESOP Termination                      (18,352)         (92)            -               -           (282)             -         (374)

Stock options exercised                  6433           32             -              19              -              -           51

Cash dividends declared
  ($0.27 per share)                         -            -             -               -         (1,004)             -       (1,004)

Stock split effected in the form
  of a stock dividend                       -            -         6,115               -         (6,115)             -            -

Change in unrealized gain
  (loss) on securities available-
  for-sale, net of taxes                    -            -             -               -              -            322          322
                                   ----------   ----------   -----------   -------------   ------------    -----------   ----------
Balance - September 30, 1997        2,447,371   $   12,237   $     6,115   $       3,562   $     16,980    $       485   $   39,379
                                   ==========   ==========   ===========   =============   ============    ===========   ==========


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

FINANCIAL CONDITION

Assets


         Total assets of James River at September 30, 1997 were $387.1 million compared to $381.6 million at December 31, 1996, an increase of $5.5 million or 1.4%. With an increase in net loans of $22.1 million during the first nine months of 1997, securities investments decreased $15.9 million, from $103.5 million at December 31, 1996 to $87.6 million at September 30, 1997. Total earning assets increased $9.7 million, or 2.8%, during the same period.


Liabilities


         Deposits of James River at September 30, 1997 were $345.1 million compared to $342.3 million at December 31, 1996, an increase of 0.8% or $2.7 million.


Non-performing Assets


         Non-performing assets of James River comprise delinquent loans on which the accrual of income has ceased, or is being fully reserved, and property acquired through foreclosure or repossession. Non-performing assets totaled $1.3 million on September 30, 1997, compared to $462,000 on December 31, 1996. On September 30, 1997, non-accrual loans totaled $613,000, with $372,000 secured by real estate. Non-accrual loans totaled $291,000 on December 31, 1996, of which $203,000 was secured by real estate. Foreclosed real estate accounted for $698,000 of non-performing assets as of September 30, 1997 compared to $171,000 as of December 31, 1996. Management does not anticipate any material loss relating to non-performing assets.

         Loans past due 90 days or more and still accruing were $469,000 and $857,000 for September 30, 1997 and December 31, 1996, respectively. Of these loans, loans secured by real estate totaled $357,000 on September 30, 1997 and $675,000 on December 31, 1996.

         The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $1.7 million and $3.1 million at September 30, 1997, and December 31, 1996, respectively. The portion of the allowance for loan losses allocated to the impaired loan balance was $243,000 and $558,000 at September 30, 1997, and December 31, 1996, respectively.


         No additional provisions, other than ordinary provisions, are being made to the allowance for loan losses.


         The allowances for possible losses on loans are maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above.

         James River's allowance for loan losses of $3.4 million was 1.28% of total loans on September 30, 1997. On December 31, 1996, the allowance for loan losses of $3.2 million was 1.30% of total loans. During the first nine months of 1997, total loans increased $22.3 million or 9.1%.

RESULTS OF OPERATIONS

Net Operating Results


         For the quarter ended September 30, 1997, James River earned net income of $968,000, or $0.26 per share, compared to $353,000, or $0.09 per share, for the same period of 1996, a 174.2% increase. The increase was primarily due to a one time FDIC assessment in the third quarter of 1996 on the deposits of First Colonial of $752,000 on a pre-tax basis, with an after tax effect of $479,000. This one time assessment was levied on all thrifts nationally in order to recapitalize the Savings Association Insurance Fund. Return on average assets and return on average equity were 1.00% and 9.87%, respectively, in the third quarter of 1997 compared to .38% and 3.91% in the comparable period in 1996.



         For the first nine months of 1997, James River earned net income of $2.7 million compared to $1.6 million for the same period of 1996, a 67.5% increase. The increase was primarily due to the non-recurring, non-deductible merger expenses in the first quarter of 1996 of $530,000, which were incurred in connection with James River's acquisition of Bank of Isle of Wight and First Colonial, and the FDIC assessment discussed above. Return on average assets and return on average equity were .96% and 9.57%, respectively, in the first nine months of 1997 compared to .62% and 6.03% in the comparable period in 1996.


Net Interest Income


         Net interest income during the quarter ended September 30, 1997 increased $368,000 to $4.0 million, up 10.2% from the $3.6 million for the quarter ended September 30, 1996. The increase in net interest income was largely due to an increase in loans of $26.9 million from September 30, 1996 to September 30, 1997. With rate changes and increased volume, interest and fee income on loans increased 13.5% for the third quarter of 1997 to $6.1 million, $723,000 more than the $5.3 million earned in the same period of 1996. During the third quarter of 1997, income on investment securities decreased $298,000, or 17.9%, to $1.4 million, compared to the third quarter of 1996. Interest expense on deposits increased for the third quarter from $3.5 million in 1996 to $3.6 million for the same period in 1997, a 3.0% increase in the cost of deposits.


         For the first nine months of 1997, net interest income increased $1.4 million, or 14.3%, over the same period in 1996. This increase was primarily due to the increased volume of loans, with interest and fees on loans increasing to $17.5 million in 1997, up $2.4 million, or 16.0%, from the $15.1 million for the same period in 1996. For the same time period in 1997, interest expense on deposits increased $554,000, or 5.5%, over that of 1996.

Non-Interest Income


         Non-interest income during the quarter ended September 30, 1997 decreased by $3,000, or 0.7%, compared to the same period during 1996.


         For the nine months ending September 30, 1997, non-interest income was $1.3 million, up $125,000, or 10.7%, compared to the respective period in 1996. The increase was predominately attributable to a $75,000 increase in income from other service charges and fees relating to annuity sales.


Non-Interest Expense


         Non-interest expenses during the third quarter of 1997 decreased by $544,000 compared to 1996, a decrease of 15.8%. This decrease was primarily attributable to the one time FDIC assessment of $752,000 that occurred in the third quarter of 1996. This decrease in expense was partially offset by an increase in personnel expense for the third quarter of 1997 of $179,000 over the comparable 1996 period, due to the staffing of five additional branch banking offices and a new electronic data processing center.



         Non-interest expenses during the nine months ended September 30, 1997 increased $17,000, or 0.2%, compared to 1996. While James River incurred a $530,000 non-recurring, non-deductible merger expense in the first quarter of 1996 and the one time $752,000 FDIC assessment, personnel expense for the first nine months of 1997 increased $876,000, or 22.6%, as previously discussed. In addition, occupancy expense and equipment expense increased $91,000 and $231,000, respectively, due to the addition of new branch offices and the data processing center.


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

         At September 30, 1997, James River had $36.2 million in undisbursed loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $87.6 million in investment securities. Of this amount, only $11.2 million is classified as held-to-maturity and is not readily available for sale. Of the $76.4 million in available-for-sale, $8.3 million matures in less than one year, and an additional $24.6 million matures between 1 and 5 years.


         James River has no long-term debt. Almost the entire deposit base is made up of core deposits with only 10.8% of total deposits composed of certificates of deposit of $100,000 and over.


CAPITAL RESOURCES


         Total shareholders' equity amounted to $39.4 million at September 30, 1997 compared to $37.6 million at December 31, 1996. James River's leverage ratio was 9.52%, with tier 1 risk-based capital ratio of 15.26% and a total risk-based capital ratio of 16.56%.



RECENT ACCOUNTING CHANGES

         FASB Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, or losses) in a full set of general-purpose financial statements, and is effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This Statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. James River is currently assessing the impact of this statement on its future financial statement presentation. However, the only known item of other comprehensive income to which this standard would apply is unrealized gains and losses on available-for-sale securities.

         FASB Statement No. 131, "Disclosures about Segments of an Enterprise", establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders, and is effective for financial statements for periods beginning after December 15, 1997. It also established standards for related disclosures about products and services, geographic areas, and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

         This Statement also requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. Management is currently assessing the impact of this statement on its future financial statement disclosures.

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




                                            JAMES RIVER BANKSHARES, INC.



Date:  November 10, 1997                    /s/ Glenn T. McCall
       -----------------                    -------------------
                                            Glenn T. McCall, Sr. Vice President
                                            and Chief Financial Officer