Form 10-K
period 1997-12-31
JAMES RIVER BANKSHARES INC
filed 1998-03-30
CIK 935037

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

                  For the fiscal year ended December 31, 1997
                         Commission File Number 0-26314

                          JAMES RIVER BANKSHARES, INC.

    Virginia                                                      54-1740210

               1512 Holland Road Street, Suffolk, Virginia 23434

       Registrant's telephone number, including area code: (757) 539-0267

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $5.00 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 1998: Common Stock - $62,897,471.

         The number of shares outstanding of the registrant's common stock as of March 16. 1998: 3,680,470.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders' ("Annual Report") are incorporated by reference in Part II of this Form 10-K. Portions of the definitive Proxy Statement (the "1998 Proxy Statement") to be used in connection with the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

         The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of James River Bankshares, Inc. ("James River" or the "Company") and it subsidiaries as of December 31, 1997. In addition to historical information, the following discussion contains forward looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated in these forward looking statements. These forward looking statements include, but are not limited to, statements regarding the Company's management of credit risk, credit policies generally, and allowances for loan losses. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

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

         In the first quarter of 1996, James River and its subsidiaries consummated several significant transactions. First, in two separate transactions that both closed on March 1, 1996, James River acquired Bank of Isle of Wight, a Virginia state chartered bank in Smithfield, Virginia ("BIW") and First Colonial Bank, FSB, a federal savings bank in Hopewell, Virginia ("FCB"). In the aggregate, these two transactions more than doubled James River's total assets and net loans. JRB also consummated the acquisition of three branch banking offices on March 23, 1996, one of which is located in the City of Franklin, Virginia, and two of which are located in Courtland, Virginia, in Southampton County. JRB assumed aggregate deposit liabilities of approximately $34 million in connection with the branch acquisitions. In addition, BOS purchased a branch bank facility in Suffolk and commenced operations at this branch in June 1996. FCB also opened a new branch bank office in Hopewell, Virginia in May, 1996. FCB assumed the lease on the property and purchased selected equipment from the former tenant.

         As a result of the various transactions described above, James River now has four operating bank subsidiaries with a total of 19 banking offices that conduct operations from the Tidewater region of southeastern Virginia to the tri-city areas of Hopewell, Petersburg and Colonial Heights in south-central Virginia.

         Reported financial results in James River's Annual Report and Form 10-K are as of December 31, 1997, and include the results of operations of James River and all of its subsidiaries on a restated consolidated basis.

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

         FCB is a stock corporation that was incorporated under the laws of the Commonwealth of Virginia in 1972. FCB commenced operations in 1975 as First Colonial Savings and Loan Association and converted from a state chartered association to a federal savings bank in 1990. FCB is a member of the Federal Home Loan Bank of Atlanta. FCB's deposits are insured by the Savings Association Insurance Fund ("SAIF") which is a division of the FDIC. FCB is subject to the supervision, examination, and regulation of the Office of Thrift Supervision ("OTS"). FCB provides a wide range of financial services similar to those provided by BOS, JRB and BIW. FCB operates in the Southside Virginia area from a main office located in Hopewell, Virginia. Including the main office, FCB has six full service branches located primarily in the tri-city area in Hopewell, Colonial Heights, Chester, Dinwiddie, Petersburg and a mortgage division in Prince George, Virginia. FCB has filed applications with regulatory authorities to convert from a federal savings bank to a Virginia state chartered bank. If these applications are approved, FCB will become subject to regulation by the Federal Reserve and BFI to the same extent as James River's other banking subsidiaries.

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

         The following table sets forth the composition of the loan portfolio of James River's banking subsidiaries on a restated consolidated basis (by percentage) for the five years ended December 31, 1997. Prior to 1995, amounts reported below include FCB's applicable balances as of June 30 for the periods indicated.


                          Loan Portfolio by Percentage

                                                                 December 31,
                                          ----------------------------------------------------------
                                             1997        1996        1995        1994        1993
                                             ----        ----        ----        ----        ----
                                                                (dollars in thousands)
            Commercial                          13.1%        9.7%       11.6%        8.9%      14.5%
            Real estate-commercial              19.2%        8.5%        7.6%       10.2%      10.7%
            Real estate-construction
              and land development               7.5%        6.0%        4.0%        2.4%       0.7%
            Real estate-mortgage                49.4%       64.8%       66.7%       63.9%      59.9%
            Agricultural                         1.8%        1.0%        0.6%        0.5%       0.7%
            Installment                          9.0%       10.0%        9.5%       14.1%      13.5%
                                          -----------------------------------------------------------
                Total Loans                    100.0%      100.0%      100.0%      100.0%     100.0%

            Total Loans                       263,219     243,104     208,143     174,225    159,055
                                          -----------------------------------------------------------

         James River's service area provides lending opportunities to small businesses, farmers, and a wide range of consumers. Most of the small business are either retail or agribusiness companies. The loan portfolio set forth above for James River's banking subsidiaries is 75.3% collateralized by first and second deeds of trust on residential and commercial real estate. This heavy collateralization by real estate requires an ascertainment of property values in the service areas and lending on the appropriate loan-to-value ratios.

         Commercial. Commercial loans represented 32.3% of James River's total loan portfolio on December 31, 1997. $36.9 million, or 43.5%, of these loans were secured by first and second deeds of trust on commercial real estate. Commercial loans are used to purchase commercial real estate, to purchase capital equipment, to support letters of credit and to fund inventory purchases. To support all of the commercial business credits, borrowers' financials are kept current and are analyzed to determine repayment through cash flows and annual earnings. Because most of these businesses are small, principal owners generally are asked to personally guarantee the credit.

         Agricultural. At December 31, 1997, agricultural loans totaled $4.8 million. These were all farm operating loans including loans secured by farm equipment. Loans secured by farm equipment have annual payments and are part of the loan portfolio with maturities of up to five years.

         Real Estate Construction and Land Development. Real estate construction and land development loans amounted to $19.7 million or 7.5% of the loan portfolio at December 31, 1997. Most of these loans were made to either homeowners who were having their own home built or to contractors who were building a residence under contract.

         Real Estate Mortgage. At December 31, 1997, 91.8% of the real estate mortgages were residential mortgages on one to four family units. These loans were either open ended adjustable rate mortgages ("ARMS"), amortized monthly, predominately on a 20 year amortized basis, or closed end balloon loans, monthly amortized and based on 15 or 20 year amortization. Both the ARMs and the balloons have one, three or five year adjustable rates. Loan to value ratios are consistently 75%. $12.4 million were real estate loans to individuals used for farm purchases and multifamily residential properties. These loans are generally handled by a loan specialist whose expertise is in the area of real estate lending.

         Installment. On December 31, 1997, 9.0% of total loans were consumer and installment loans. Installment loans include home improvement loans, automobile loans and personal unsecured loans. James River's banking subsidiaries, on consumer collaterized loans, generally use loan to value ratios of 75%.

Loan Portfolio

         As described above, the portfolio of James River's banking subsidiaries is comprised of commercial loans, agricultural loans, real estate loans, and installment loans. Net loans consist of total loans minus the allowance for loan losses, unearned discounts, and deferred loan fees. Net loans were $260.5 million at December 31, 1997, 8.1% more than net loans of $240.9 million at December 31, 1996. The average balance of total loans as a percentage of average earning assets was 72.1%, 67.4%, 66.0%, 61.0% and 59.3% for 1997, 1996, 1995,
1994 and 1993, respectively. James River's banking subsidiaries had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 1997, 1996, 1995 or 1994.

         In the normal course of business, James River's banking subsidiaries make various commitments and incur certain contingent liabilities which are disclosed but not reflected in its financial statements. These commitments and contingent liabilities include commitments to extend credit and standby letters of credit. At December 31, 1997, commitments for standby letters of credit totaled $1.6 million and commitments to extend credit were $40.1 million. At December 31, 1996, commitments for standby letters of credit totaled $1.0 million and commitments to extend credit totaled $34.2 million.

         Interest income on installment, commercial, and real estate mortgage loans is computed on the principal balance outstanding. Most loans carry an interest rate tied to the base rate of James River's banking subsidiaries, which is generally the Wall Street Journal prime rate.

         The following table summarizes the composition of the loan portfolio at the dates indicated for James River's banking subsidiaries. Prior to 1995, amounts reported below include FCB's applicable balances as of June 30 for the periods indicated.

                                 Loan Portfolio

                                                                   December 31,
                                    -----------------------------------------------------------------------------
                                              1997           1996           1995           1994            1993
                                              ----           ----           ----           ----            ----
                                                                    (dollars in thousands)
Commercial                           $       34,513      $  23,689      $  24,224    $    15,463     $   23,103

Real estate-commercial
                                             50,522         20,606         15,780          17,730        17,002
Real estate-construction
  and land development
                                             19,683         14,520          8,317           4,151         1,089
Real estate-mortgage
                                            130,055        157,605        138,851         111,403        95,231
Agricultural
                                              4,802          2,256          1,102             945         1,162
Installment
                                             23,644         24,428         19,869          24,533        21,468
                                    -----------------------------------------------------------------------------
  Total Loans
                                            263,219        243,104        208,143         174,225       159,055
Less:
  Allowance for loan
    losses
                                              3,457          3,176          2,891           2,691         2,258
  Unearned discount
                                                 25             38             60             122           226
  Deferred loan fees
                                                 50            169            159             106            76
                                    -----------------------------------------------------------------------------
    Net loans receivable                    259,687        239,721        205,033         171,306       156,495
Loans held for sale                             789
                                                             1,192          1,483           3,677         1,592
    Net loans                        $      260,476      $ 240,913      $ 206,516    $    174,983    $  158,087
                                    ===============      =========       =========     ==========     =========

         Set forth below is information regarding the maturity of loans for James River's banking subsidiaries at December 31, 1997:

                                           Maturity Schedule of Loans

                                                                    December 31, 1997
                                               -------------------------------------------------------------
                                                                    Over One
                                                      One Year       through        Over Five        Total
                                                      or Less       Five Years        Years          Loans
                                                                    (Dollars in thousands)
Commercial                                          $   8,016      $  18,490     $     8,007     $   34,513

Real estate-commercial
                                                        5,724         21,652          23,146         50,522
Real estate-construction
  and land development
                                                       12,773          6,116             794         19,683
Real estate-mortgage
                                                       19,769         20,959          89,327        130,055
Agricultural
                                                          975          2,791           1,036          4,802
Installment
                                                        4,367         17,989           1,288         23,644
                                                       ------        -------          ------        --------
  Total                                              $ 51,624       $ 87,997     $   123,598     $  263,219
                                                     ========       ========        =========      =========

Loans maturing after one year with
  predetermined rates
                                                                                                     109,649
Loans maturing after one year with
  variable rates
                                                                                                     101,946
                                                                                                     -------
  Total                                                                                          $   211,595
                                                                                                     =======


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

         An analysis of the allowance for loan losses, including charge off activity is presented below for James River's banking subsidiaries for the periods indicated. The amounts reported below for 1994 and 1993 include FCB's applicable balances as of June 30 for the periods indicated.


                            Allowance for Loan Losses

                                                                  December 31,
                             -----------------------------------------------------------------------------
                                      1997           1996            1995           1994           1993
                                      ----           ----            ----           ----           ----
                                                           (dollars in thousands)
Balance, beginning of
  period                         $    3,176      $    2,891      $   2,691     $    2,258       $   1,821

                             -----------------------------------------------------------------------------

Less charge offs:
  Commercial                             12              17             71             25             107
  Installment                           167             152             73             56              92
  Real estate                            70             133             64            169              55
                             -----------------------------------------------------------------------------
                             -----------------------------------------------------------------------------
    Total charge offs                   249             302            208            250             254
                             -----------------------------------------------------------------------------

Plus recoveries:
  Commercial                             58              10             23             30              40
  Installment                            30              15             57             26              22
  Real estate                             3              71              4             34              36
                             -----------------------------------------------------------------------------
    Total recoveries                     91              96             84             90              98
                             -----------------------------------------------------------------------------

Net charge offs                         158             206            124            160             156
                             -----------------------------------------------------------------------------

Provision for loan losses               439             491            341            593             593
                             -----------------------------------------------------------------------------

Adjustment to conform
  fiscal year                             -               -            (17)              -               -
                             -----------------------------------------------------------------------------

Balance end of period            $    3,457      $    3,176      $   2,891     $    2,691       $   2,258

                             -----------------------------------------------------------------------------

Allowance for loan losses
to period end total loans              1.31%           1.30%          1.38%          1.51%           1.41%

Allowance for loan losses
to nonaccrual loans                  385.40        1,091.41         388.05         165.60           99.91


Average total loans                 258,988         228,009        191,650        169,096         158,391

Net charge offs
to average loans                       0.06%           0.09%          0.06%          0.09%           0.10%


         A breakdown of the allowance for loan losses for James River's banking subsidiaries at the periods indicated is provided in the following table; however, management of James River does not believe that the allowance for loan losses can be fragmented by category with any precision that would be useful to investors. The breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance for loan losses as a whole. Because all of these factors are subject to change, the breakdown is not necessarily indicative of the category of future loan losses. The amounts reported below for 1994 and 1993 include FCB's applicable balances as of June 30 for the periods indicated.

                             Allocation of Allowance for Loan Losses in Dollars

                                                                  December 31,
                             -----------------------------------------------------------------------------
                                        1997           1996            1995           1994           1993
                                        ----           ----            ----           ----           ----
                                                            (dollars in thousands)
Commercial                       $      846       $     625     $      516      $     902      $      670

Real estate-commercial                1,161           1,152          1,004            790             680
Real estate-construction
  and land development                   85              84             75              8              17
Real estate-mortgage                    808             852            950            658             571
Agricultural                            176              21             22             92              95
Installment                             381             442            324            241             225
                             -----------------------------------------------------------------------------
Total allowance for
  loan losses                    $    3,457       $   3,176     $    2,891      $   2,691      $    2,258

                             -----------------------------------------------------------------------------


         The following table sets forth the composition of the loan portfolio of James River's banking subsidiaries on a consolidated basis (by percentage) for the five years ended December 31, 1997. The amounts reported below for 1994 and 1993 include FCB's applicable balances as of June 30 for the periods indicated.


                             Amount of Loans to Gross Loans by Percentages

                                                            December 31,
                             -----------------------------------------------------------------------------
                                       1997           1996            1995           1994           1993
                                       ----           ----            ----           ----           ----
Commercial                            13.1%            9.7%          11.6%           8.9%           14.5%
Real estate-commercial                19.2%            8.5%           7.6%          10.2%           10.7%
Real estate-construction
  and land development                 7.5%            6.0%           4.0%           2.4%            0.7%
Real estate-mortgage                  49.4%           64.8%          66.7%          63.9%           59.9%
Agricultural                           1.8%            1.0%           0.6%           0.5%            0.7%
Installment                            9.0%           10.0%           9.5%          14.1%           13.5%
                             -----------------------------------------------------------------------------
    Total loans                      100.0%          100.0%         100.0%         100.0%          100.0%
                             -----------------------------------------------------------------------------

         The following table details information concerning nonaccrual, restructured and past due loans, as well as foreclosed assets for James River's banking subsidiaries, for the dates indicated. The amounts reported below for 1994 and 1993 include FCB's applicable balances as of June 30 for the periods indicated.



                                     Non-performing Assets

                                                            December 31,
                             -----------------------------------------------------------------------------
                                    1997             1996            1995           1994           1993
                                    ----             ----            ----           ----           ----
                                                            (dollars in thousands)
Nonaccrual loans               $     897       $     291      $       745    $     1,625     $      2,260
Foreclosed assets                    573             171                4            496              591
                             -----------------------------------------------------------------------------
  Total non-performing
    assets                     $   1,470       $     462      $       749    $     2,121     $     2,851
                             -----------------------------------------------------------------------------
Loans past due 90 or
  more days accruing
  inter                        $     431       $     857      $       683    $       203     $       623
Non-performing loans
  to total loans, at
  period end                        0.34%           0.12%            0.36%          0.91%           1.41%
Non-performing loans
  to period end loans
  and foreclosed assets             0.34%           0.12%            0.36%          0.91%           1.40%


         As of December 31, 1997, loans 30 days or more delinquent for James River's banking subsidiaries totaled $7.7 million, which includes those non-performing loans above that have possible credit problems and cause management to have concerns about the borrowers' continuing ability to comply with existing repayment terms. Of these potential problem loans, $6.7 million are secured by security interests in real estate.

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

         The recorded investments in impaired loans requiring an allowance for loan losses as determined in accordance with SFAS No. 114 was $2,017,000, $3,137,000 and $1,600,000 at December 31, 1997, 1996 and 1995, respectively. The impaired loans at December 31, 1997, consist of $227,000 of commercial, $818,000 real estate-commercial, $386,000 real estate mortgage, and $586,000 agricultural loans. The impaired loans at December 31, 1996, consisted of $1,871,000 of commercial and $1,266,000 real estate-commercial loans. The impaired loans at December 31, 1995, consisted of $76,000 of commercial and $1,524,000 real estate-commercial loans. All of the impaired loans at December 31, 1997, 1996 and 1995, were measured using the fair value of collateral method. The portion of the allowance for loan losses allocated to the impaired loan balance was $423,000, $558,000 and $170,000 at December 31, 1997, 1996 and 1995,
respectively.

Investments

         The carrying value of the investment portfolio of James River and its subsidiaries was $83.0 million at December 31, 1997, compared to $103.5 million at December 31, 1996. The average balance of the investment portfolio decreased $10.3 million or 10.1% in 1997 compared to 1996. The average balance of the portfolio increased 14.1%, or $12.6 million, in 1996.

         Since 1992, management of BOS, JRB, BIW and FCB has made adjustments in the mix of the investment portfolio by moving investments from U.S. Treasury and federal agencies to tax-exempt state and political subdivisions. U.S. Treasury and federal agency securities now account for 52.4% of the investments compared to 31.1% in state and political subdivisions.

         At December 31, 1997, 1996, and 1995, there was no obligation of any issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. agencies and corporations, which in the aggregate exceeded 10% of shareholders' equity.

         The market value of James River and its subsidiaries Held-to-Maturity securities was 101.5% and 100.2% of carrying value at years ended December 31, 1997 and 1996, respectively.

         The following table summarizes the carrying values of securities for James River and its subsidiaries for the dates indicated.

                                            Securities Portfolio

                                                                 December 31,
                                                  ----------------------------------------------
                                                       1997           1996           1995
                                                       ----           ----           ----
                                                                  (dollars in thousands)
U. S. Treasury and other government agencies       $   43,535     $    62,576     $    43,551
State and political subdivisions                       25,789          26,712          26,828
Other securities                                       13,701          14,198          15,595
                                                  ----------------------------------------------
    Total Securities                               $   83,025     $   103,486     $    85,974
                                                  ----------------------------------------------


         The following table sets forth the maturity distribution and weighted average yields of the investment portfolio of James River and it subsidiaries at December 31, 1997. The weighted average yields are calculated on the basis of book value of the investments portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount. Yields on tax-exempt investments have been computed on a tax equivalent basis assuming a federal tax rate of 34%.


                                            Maturities of Investments

                                                                              December 31, 1997
                                                            ----------------------------------------------
                                                                                             Weighted
                                                              Amortized         Fair          average
                                                                 Cost          Value           yield
                                                                            (Dollars in thousands)
U.S. Treasury securities
  One year or less                                           $    3,395    $     3,405         5.54%
  After one year to five years                                    6,500          6,608         5.68%
  After five years to ten years                                   2,002          2,053         5.75%
  After ten years                                                     -              -
                                                               --------        -------
    Total                                                        11,897         12,066         5.65%
                                                               --------        -------
Federal agency securities
  One year or less                                                3,695          3,676         6.65%
  After one year to five years                                   19,149         19,167         5.93%
  After five years to ten years                                   7,714          7,681         6.58%
  After ten years                                                   955            945         6.63%
                                                               --------        -------
    Total                                                        31,513         31,469         6.30%
                                                               --------        -------
State and political subdivisions securities
  One year or less                                                2,051          2,058         6.06%
  After one year to five years                                    9,585          9,787         6.32%
  After five years to ten years                                  12,476         12,784         6.65%
  After ten years                                                 1,133          1,186         6.97%
                                                               --------        -------
    Total                                                        25,245         25,815         6.49%
                                                               --------        -------
Federal Reserve Bank Stock and other Equity Stock
  One year or less                                                    -              -
  After one year to five years                                        -              -
  After five years to ten years                                       -              -
  After ten years                                                 2,488          2,993         7.10%
                                                               --------        -------
    Total                                                         2,488          2,993         7.10%
                                                               --------        -------
Other securities
  One year or less                                                  249            250         5.89%
  After one year to five years                                      613            624         6.25%
  After five years to ten years                                     248            250         6.35%
  After ten years                                                 9,584          9,728         7.04%
                                                               --------        -------
    Total                                                        10,694         10,852         6.95%
                                                               --------        -------
  Total securities                                               81,837         83,195         6.29%
                                                               --------        -------
  Unrealized gain on securities available-for-sale                1,188              -
                                                               --------        -------
  Total securities at period end                             $   83,025    $    83,195
                                                               --------        -------



Deposits

         James River's banking subsidiaries primarily use deposits to fund their loans and investments portfolio. Since the end of 1995, as demonstrated below, James River's banking subsidiaries have continued to experience deposit growth, especially in interest bearing checking, non-interest bearing checking, and time deposits. Average balances in total deposits increased from $259.3 million in 1994 to $268.1 million in 1995, a growth of $8.8 million or 3.4%. For the comparable period ending December 31, 1996, average total deposits increased $52.9 million or 19.7%. Approximately 60% of the increase in average total deposits in 1996 was attributable to the deposit base purchased by JRB in the Franklin and Courtland branches. For the period ending December 31, 1997, average total deposits increased $22.2 million, or 6.9%.

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

                                             Average Deposits and Average Rates Paid

                                                         Years ended December 31,
                                  --------------------------------------------------------------------------
                                           1997                      1996                    1995
                                  -----------------------  ------------------------  -----------------------
                                   Average     Average       Average     Average       Average    Average
                                   Balance      Rate         Balance      Rate         Balance      Rate
                                                           (Dollars in thousands)

Interest-bearing deposits:
  Checking                         $  37,023       2.56%    $   36,242       2.67%    $   29,480      3.09%
  Money market savings                23,391       3.22%        23,035       3.31%        20,842      3.63%
  Regular savings                     48,601       3.35%        47,613       3.42%        44,751      3.51%
  Certificates of deposit:
    $100,000 and over                 29,396       4.59%        24,834       5.61%        17,920      5.51%
    Under $100,000                   165,010       5.75%       155,254       5.66%       126,091      5.45%
                                  ----------               -----------                ----------

Total interest-bearing deposits      303,421       4.67%       286,978       4.72%       239,084      4.64%
Non-interest bearing                  39,789                    34,059                    29,035
                                  ----------               -----------                ----------
Total deposits                     $ 343,210       4.12%    $  321,037       4.22%    $  268,119      4.14%
                                  ==========               ===========                ==========


         The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more for James River's banking subsidiaries as of December 31, 1997:

           Maturities of CDs of $100,000 or More at December 31, 1997

                                           Amount                  Percent
                                          -------                  -------
                                               (Dollars in thousands)
Three months or less                   $        6,776                20.6%
Over three months to twelve months             14,003                42.6%
Over twelve months                             12,089                36.8%
                                       --------------               ------
 Total                                 $       32,868               100.0%
                                       ==============               ======


         Certificates of deposit in amounts of $100,000 or more at December 31, 1997 and 1996 were $32.9 million and $26.1 million, respectively. The balance of $32.9 million at December 31, 1997, represented 16.9% of total certificates of deposit. The December 31, 1996 amount represents 13.9% of the total certificates of deposit balance of $187.9 million at that date.

         James River's banking subsidiaries do not accept brokered deposits, and all large certificates of deposit are community based.

Short-Term Borrowings

         James River's banking subsidiaries occasionally find it necessary to purchase federal funds on a short-term basis due to fluctuations in loan and deposit levels. James River's banking subsidiaries have several arrangements pursuant to which they may purchase funds. The only borrowings of James River's banking subsidiaries involve the purchase and sale of federal funds, and is often an intercompany borrowing. Set forth below are short term borrowings for James River's banking subsidiaries at the periods indicated. Prior to 1996, amounts reported below include FCB's applicable balances for the periods indicated.

                              Short-Term Borrowings

                                                                Years ended December 31,
                                                   --------------------------------------------------
                                                       1997            1996             1995
                                                       ----            ----             ----
                                                               (dollars in thousands)
Average daily amount of short-term borrowings
  outstanding during the period                   $      620      $       396      $       750
Weighted average interest rate on average
  daily short-term borrowings                           6.45%            5.81%            6.13%
Maximum outstanding short-term borrowings
  outstanding at any month end                         4,000            4,456            5,316
Short-term borrowings outstanding at period end   $        -      $         -      $         -


         The following tables illustrate average balances of total interest-earning assets and total interest-bearing liabilities for James River and its subsidiaries for the period indicated, showing the average distribution of assets, liabilities, shareholders' equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purposes of these tables and other statistical disclosures were calculated by using the daily average balances. Amounts reported below for 1995 include FCB's applicable balances for the year ended June 30.



                                     RATE AND VOLUME ANALYSIS

                                               Years ended December 31,
                         ----------------------------------------------------------------
                             1997 compared to 1996            1996 compared to 1995
                         -------------------------------   ------------------------------
                                        Change Due To:                   Change Due To:
                          Increase    -----------------     Increase     ----------------
                         (Decrease)   Rate      Volume     (Decrease)     Rate     Volume
                         ----------   -----     ------      --------      ----     ------
Interest income:
  Securities:
    U.S. Treasury         $  (193)   $    7   $   (200)    $   (564)   $    11   $   (575)
    Federal agency            229        (2)       231          755       (131)       886
    State and political
      subdivisions           (137)      (11)      (126)         126        (92)       218
    Federal Reserve stock      32        16         16           18          8         10
    Other equity securities  (651)       (4)      (647)         336        (63)       399
                          -------     -----     ------       ------     ------     ------
      Total Securities       (720)        6       (726)         671       (267)       938
                          -------     -----     ------       ------     ------     ------
Loans:
  Commercial                1,353      (110)     1,463        2,241        112      2,129
  Real estate-construction    579       (42)       621          912         65        847
  Real estate-mortgage        564       277        287          605        261        344
  Installment                 542       (45)       587          237        306        (69)
                          -------     -----     ------       ------     ------     ------
     Total Loans            3,038        80      2,958        3,995        744      3,251
                          -------     -----     ------       ------     ------     ------
  Interest bearing deposits
    in other banks             16       (25)        41          146        (41)       187
  Federal funds sold           10        19         (9)        (115)        26       (141)
                          -------     -----     ------       ------     ------     ------
    Total money market
     investments               26        (6)        32           31        (15)        46
                          -------     -----     ------       ------     ------     ------

    Total interest income   2,344        80      2,264        4,697        462      4,235
                          -------     -----     ------       ------     ------     ------

Interest expense:
  Interest bearing deposits:
    Checking                  (17)      (38)        21           54       (155)       209
    Money market savings       (9)      (21)        12            6        (74)        80
    Regular savings            (1)      (35)        34           58        (42)       100
    Certificates of deposit:
     $100,000 and over        (44)     (300)       256          404         23        381
     Under $100,000           691       139        552        1,924        336      1,588
                          -------     -----     ------       ------     ------     ------
       Total interst bearing
         deposits             620      (255)       875        2,446         88      2,358
                          -------     -----     ------       ------     ------     ------

Federal funds purchased        17         4         13          (23)        (2)       (21)
                          -------     -----     ------       ------     ------     ------
Total interest expense        637      (251)       888        2,423         86      2,337
                          -------     -----     ------       ------     ------     ------
Net interest income      $  1,707   $   331    $ 1,376    $   2,274     $  375   $  1,899
                          =======     =====     ======       ======     ======     =======

         The following table describes the impact on the interest income of James River and its subsidiaries resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


  Average Balances, Interest Income and Expenses, and Average Yields and Rates

                                                                         Years Ended December 31,
                                      ----------------------------------------------------------------------------------------------
                                                     1997                          1996                            1995
                                      -------------------------------  ------------------------------  -----------------------------
                                                 Interest                        Interest                        Interest
                                      Average     Income/   Average     Average   Income/   Average     Average  Income/   Average
                                      Balance     Expense  Yield/rate   Balance   Expense  Yield/rate   Balance  Expense  Yield/rate
                                      -------     -------  ----------   -------   -------  ----------   -------  -------  ----------
Assets:
Interest bearing assets:
  Securities:
   U.S. Treasury                     $  12,317   $    784    6.37%      $  15,496  $   977   6.30%   $  24,719  $  1,541   6.23%
   Federal agency                       40,317      2,546    6.31%         36,669    2,317   6.32%      23,302     1,562   6.70%
   State and political subdivisions     25,075      1,916    7.64%         26,709    2,053   7.69%      24,000     1,927   8.03%
   Federal reserve stock                 1,732        123    7.10%          1,476       91   6.17%       1,292        73   5.65%
   Other securities                     12,185        839    6.89%         21,538    1,490   6.92%      16,002     1,154   7.21%
                                      --------    -------                --------   ------            --------   -------
     Total Securities                   91,626      6,208    6.78%        101,888    6,828   6.80%      89,315     6,257   7.01%
                                      --------    -------                --------   ------            --------   -------

Loans:
   Commercial                           66,152      5,959    9.01%         50,209    4,606   9.17%      26,424     2,365   8.95%
   Real estate-construction             17,580      1,678    9.54%         11,230    1,099   9.79%       2,031       187   9.21%
   Real estate-mortgage                146,564     12,876    8.79%        143,227   12,312   8.60%     139,139    11,707   8.41%
   Installment                          28,692      3,104   10.82%         23,343    2,562  10.98%      24,056     2,325   9.66%
                                      --------    -------                --------   ------            --------   -------
    Total Loans                        258,988     23,617    9.12%        228,009   20,579   9.03%     191,650    16,584   8.65%
                                      --------    -------                --------   ------            --------   -------
   Interest bearing deposits in
    other banks                          2,161        163    7.54%          1,690      147   8.70%           9         1  11.11%
   Federal funds sold                    6,488        373    5.75%          6,653      363   5.46%       9,426       478   5.07%
                                      --------    -------                --------   ------            --------   -------
    Total money market investments       8,649        536    6.20%          8,343      510   6.11%       9,435       479   5.08%
                                      --------    -------                --------   ------            --------   -------
    Total interest-earning assets/
      total interest income            359,263     30,361    8.45%        338,240   28,017   8.28%     290,400    23,320   8.03%
                                      --------    -------                --------   ------            --------   -------
   Non-interest earning assets:
    Cash and due from banks             12,743                             11,608                        9,262
    Other assets                         8,729                              7,315                        4,062
    Less: Allowance for loan losses     (3,379)                            (3,033)                      (2,801)
    Fixed assets                         8,477                              6,918                        5,084
                                      --------                           --------                     --------
    Total non-interest earning assets   26,570                             22,808                       15,607
                                      --------                           --------                     --------
      Total Assets                    $385,833                           $361,048                     $306,007
                                      ========                           ========                     ========
 Liabilities and shareholders' equity
 Interest bearing liabilities:
  Interest bearing deposits:
  Checking                            $ 37,023  $     949    2.56%       $ 36,242  $   966   2.67%    $ 29,480   $   912   3.09%
  Money market savings                  23,391        753    3.22%         23,035      762   3.31%      20,842       756   3.63%
  Regular savings                       48,601      1,626    3.35%         47,613    1,627   3.42%      44,751     1,569   3.51%
  Certificates of deposit:
  $100,000 and over                     29,396      1,348    4.59%         24,834    1,392   5.61%      17,920       988   5.51%
  Under $100,000                       165,010      9,481    5.75%        155,254    8,790   5.66%     126,091     6,866   5.45%
                                      --------    -------                --------   ------            --------   -------
   Total interest bearing deposits     303,421     14,157    4.67%        286,978   13,537   4.72%     239,084    11,091   4.64%
 Federal funds purchased                   620         40    6.45%            396       23   5.81%         750        46   6.13%
                                      --------    -------                --------   ------            --------   -------
  Total interest bearing liabilities/
       total interest expense          304,041     14,197    4.67%        287,374   13,560   4.72%     239,834    11,137   4.64%
                                      --------    -------                --------   ------            --------   -------

  Non-interest bearing liabilities:
   Demand deposits                      39,789                             34,059                       29,035
   Other liabilities                     3,267                              3,579                        2,645
                                      --------                           --------                     --------
     Total non-interest liabilities     43,056                             37,638                       31,680
                                      --------                           --------                     --------
      Total liabilities                347,097                            325,012                      271,514
  Shareholders' equity                  38,736                             36,036                       34,493
                                      --------                           --------                     --------
   Total Liabilities and
     Shareholders'equity              $385,833                           $361,048                     $306,007
                                      ========                           ========                     ========
Interest spread                                              3.78%                           3.56%                          3.39%
Net interest income/net interest
   margin                                        $16,164     4.50%                 $14,457   4.28%               $12,183    4.20%
                                                 =======                           =======                       =======

(1) Tax equivalent adjustments (using 34% federal income tax rates) have been made in calculating the yields on tax-free loans and investments.
(2) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(3) Daily average balances are calculated using the aggregate daily average balances on a monthly basis.
(4) The yield/rate of the investment securities is computed using the amortized cost basis.

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

         On December 31, 1997, James River and it subsidiaries had $59.1 million more in liabilities than assets that repriced within three months or less and was, therefore, in a liability-sensitive position. Positive gaps can affect earnings adversely in a period of falling rates, while negative gaps can adversely impact earnings in a period of rising rates. To reduce the impact of shifts in prevailing interest rates, $110.6 million of the loan portfolio of James River's banking subsidiaries at December 31, 1997, had a repricing frequency of less than one year. Moreover, as of December 31, 1997, James River and its banking subsidiaries collectively held $72.0 million in investments held as "Available for Sale" which could be sold quickly to meet any special funding needs.

         The following table illustrates the interest sensitivity gap position of James River and its subsidiaries as of December 31, 1997. This table presents a position that existed at one particular day, that changes continually, and that is not necessarily indicative of James River's position at any other time.

                                       Interest Sensitivity Analysis

                                                                 December 31, 1997
                                                              Maturity or Repricing In:
                                               --------------------------------------------------------------
                                                  3 Months        4-12         1-5          Over
                                                  or Less        Months       Years        5 Years
                                                  -------        ------       -----        -------
                                                                 (Dollars in thousands)
Interest-sensitive assets:
  Loans                                        $    71,935  $    38,690  $    104,660  $    47,934
  Securities                                         2,376        7,013        36,180       37,456
  Federal Funds sold                                14,382            -             -            -
                                                ----------  -----------  ------------   ----------
    Total interest-sensitive assets            $    88,693  $    45,703  $    140,840  $    85,390
                                                ==========   ==========   ===========   ==========
  Cumulative interest-sensitive assets         $    88,693  $   134,396  $    275,236  $   360,626
                                                ==========   ==========   ===========   ==========

Interest-sensitive liabilities:
  NOW accounts                                 $    37,380  $         -  $          -  $         -
  Regular savings                                   47,130            -             -            -
  Certificates of deposit                           41,082       78,682        73,963           692
  Money market savings                              22,154            -             -             -
                                                   -------      -------       -------       -------
 Total interest-sensitive liabilities          $   147,746  $    78,682  $     73,963  $        692
                                                   =======      =======       =======       =======
  Cumulative interest-sensitive liabilities    $   147,746  $   226,428  $    300,391  $    301,083
                                                   =======      =======       =======       =======
  Period gap                                   $  (59,053)  $  (32,979)  $     66,877  $     84,698
                                                   =======      =======       =======       =======
  Cumulative gap                               $  (59,053)  $  (92,032)  $   (25,155)  $     59,543
                                                   =======      =======       =======       =======
  Ratio of cumulative interest-sensitive
    assets to interest-sensitive
    liabilities                                     60.03%       59.35%        91.63%       119.78%
  Ratio of cumulative gap to total assets           (0.15)       (0.24)        (0.06)          0.15


Return on Equity and Assets

         The following table summarizes ratios for James River and its subsidiaries considered to be significant indicators of James River's profitability and financial condition during the periods indicated:

                                Return on Equity and Assets

                                                 Years ended December 31,
                                      ------------------------------------------
                                           1997            1996           1995
                                           ----            ----           ----

Return on average assets                   0.99%          0.67%           1.01%
Return on average equity                   9.82%          6.71%           8.97%
Dividend payout ratio                     36.05%         52.80%          33.40%
Average equity to average asset ratio     10.04%          9.98%          11.27%

Market Area and Competition

         James River has four operating bank subsidiaries with a total of 19 banking offices that conduct operations from the Tidewater region of southeastern Virginia to the tri-city areas of Hopewell, Petersburg and Colonial Heights in south-central Virginia. All of James River's subsidiaries operate in highly competitive environments, competing for deposits and loans with other financial institutions, many of which possess greater financial resources than those available to James River's subsidiaries. Certain of these institutions have higher lending limits than James River's subsidiaries and may provide various services for their customers which James River's subsidiaries do not offer directly to their customers. In addition, there can be no assurance that other financial institutions, with substantially greater resources than James River's subsidiaries, will not establish operations in their respective service areas.

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

         FCB has filed applications with regulatory authorities to convert from a federal savings bank to a Virginia state chartered bank. If these applications are approved, FCB will become subject to regulation by the Federal Reserve and BFI to the same extent as James River's other banking subsidiaries.

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

         The Federal Reserve may require a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         James River is registered under the bank holding company laws of Virginia. Accordingly, James River and its subsidiaries are also subject to regulation and supervision by the BFI.

         Savings and Loan Holding Companies. Since James River's acquisition of FCB, James River has been a savings and loan holding company under federal law in addition to being a bank holding company. For a discussion of the supervision and regulation of FCB as a federal savings bank, see "Supervision and Regulation of James River's Banking Subsidiaries - Federal Savings Banks" above. As also discussed above, FCB has filed applications with regulatory authorities to convert from a federal savings bank to a Virginia state chartered bank. If these applications are approved, James River will no longer be a savings and loan holding company.

         Capital Requirements. The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, James River and its subsidiaries are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital," which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder, "Tier 2 capital," consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of James River as of December 31, 1997 were 14.7% and 16.0%, respectively, exceeding the minimums required.

         In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of James River as of December 31, 1997, was 9.7%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         The following table sets forth in detail the various capital ratios of James River and its subsidiaries on a consolidated basis at the dates indicated.

                                      Analysis of Capital

                                                      December 31,
                                      ----------------------------------------
                                           1997            1996           1995
                                           ----            ----           ----
                                                  (Dollars in thousands)

Tier 1 Capital:
  Common stock                         $    18,363   $    12,290    $    12,243
  Additional Paid Capital                    3,572         3,521          3,447
  Retained earnings                         17,663        21,629         20,487
  Less:  Goodwill                          (2,504)       (2,750)          (160)
                                           -------       -------        -------
    Total Tier 1 capital              $     37,094   $    34,690    $    36,017
                                           =======       =======        =======
Tier 2 Capital:
  Allowance for loan losses                  3,151         2,702          2,030
  Allowable long-term debt                       -             -              -
                                           -------       -------        -------
    Total Tier 2 capital              $      3,151   $     2,702    $     2,030
                                           =======       =======        =======
Total Risk-Based Capital              $     40,245   $    37,392    $    38,047
                                           =======       =======        =======
Risk-weighted assets                  $    252,115   $   216,158    $   162,438

Capital Ratios:
  Tier 1 risk-based capital ratio            14.71%        16.05%         22.17%
  Total risk-based capital ratio             15.96%        17.30%         23.42%
  Tier 1 capital to average adjusted
      total assets                            9.68%         9.68%         11.78%


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

Employees

         At December 31, 1997, James River and its subsidiaries had the equivalent of 182 full time employees. None of its employees is represented by any collective bargaining unit. James River considers relations with its employees to be good.

Certain Executive Officers

         Information regarding certain executive officers is contained in the 1998 Proxy Statement. Set forth below is information regarding Donald W. Fulton, Jr., James River's Senior Vice President and Chief Financial Officer.

Name                                Age              Business Experience
----                                ---             -------------------
Donald W. Fulton, Jr.               51      For the preceding five years, Mr.
                                            Fulton was an executive officer of
                                            Jefferson Bankshares, Inc. of
                                            Charlottesville, Virginia as its
                                            Vice President Investor Relations.
                                            Jefferson Bankshares was acquired by
                                            Wachovia Corporation on October 31,
                                            1998. From that date through
                                            December 31, 1998, Mr. Fulton was
                                            employed by Wachovia on merger
                                            transition activities pertaining to
                                            financial reporting, corporate
                                            communications, and corporate
                                            securities matters.

Year 2000 Issue

         James River and its subsidiaries have undertaken a variety of measures to ensure that hardware and software systems will be century date compliant. James River has established a project plan, completed a hardware and software inventory, and developed a preliminary impact assessment. James River has initiated contacts with vendors for specific product compliance confirmation. The Company also has outlined a plan for testing each system. Testing of primary software applications will be conducted in conjunction with regularly scheduled testing and is not expected to result in material additional costs. The testing phase is expected to be completed by year-end 1998. In addition to efforts to ensure readiness of internal systems, the Company's bank subsidiaries have informed all retail and commercial customers of the need to address the Year 2000 issue. In 1997, the Company's plan and its progress in implementing that plan were reviewed by the Federal Reserve in its regular examination process. Based upon the results of the preliminary impact assessment and information provided by vendors, management believes that its plan for determining century date compliance is adequate and that the Company will not incur significant incremental costs to achieve compliance.


Item 2.  Properties

         James River's headquarters are located at 1512 Holland Road, Suffolk, Virginia. The headquarters are owned by BOS. James River does not have any interest in any other properties other than those owned or leased by its subsidiaries. James River's four banking subsidiaries collectively own 16 of their 19 branch banking offices and lease the land for three offices.

Item 3.  Legal Proceedings

         In the course of its operation, James River and its subsidiaries are parties to various legal proceedings. James River does not believe that the outcome of these lawsuits, individually or in the aggregate, will have a material adverse effect on James River's business, financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to James River's shareholders for a vote during the fourth quarter of the year ended December 31, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The information included under "Market Price for Common Stock" appearing on page 44 of the Annual Report is incorporated herein by reference.


Item 6.  Selected Consolidated Financial Data

        The information included under "Five Year Financial Summary" appearing on page 14 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 8 through 13 of the Annual Report is incorporated herein by reference.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

         The information captioned "Liquidity and Market Risk" appearing on pages 11 and 12 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

         (a) The Financial Statements and the notes thereto appearing on pages 16 through 41 of the Annual Report are incorporated herein by reference.

         (b) Unaudited quarterly financial information for the Company is contained in Note 16 on page 41 of the Financial Statements included in the Annual Report and is incorporated herein by reference. The quarterly financial information in the Annual Report is presented on a restated basis and reflects consolidated results of operations of BOS, JRB, FCB and BIW for the periods presented.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

         The information required by Part III, Items 10, 11, 12 and 13 has been incorporated herein by reference to the Company's 1998 Proxy Statement as set forth below in accordance with General Instruction G(3) of Form 10-K.

Item 10.  Directors and Executive Officers of the Registrant

         Information relating to directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

         Information regarding compensation of officers and directors of the Company is set forth in the sections entitled "Election of Directors" and "Executive Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information regarding ownership of the Company's Common Stock is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      The following documents are filed as part of this report:

                  1. The following consolidated financial statements of the Company at December 31, 1997 and 1996 and for the three years ending December 31, 1997, 1996 and 1995, and the auditors' report thereon are incorporated by reference to the pages indicated in the Annual Report:

                          Consolidated Financial Statements           Page
                          ---------------------------------           ----
                  Consolidated Balance Sheets                          16
                  Consolidated Statements of Income                    17
                  Consolidated Statements of Shareholders' Equity      18
                  Consolidated Statements of Cash Flows                19
                  Notes to Consolidated Financial Statements           20
                  Report of Independent Auditors                       15

                  2. Financial Statement Schedules - None.

                  3. The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

         (b) Reports on Form 8-K - None.

         (c) The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index in incorporated herein by reference.

         (d) Financial Statements excluded from Annual Report pursuant to Rule 14(a)-3(b) - Not applicable.

                                   Signatures

         In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Suffolk, State of Virginia, on March 27, 1998.

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

  Signature                       Title                             Date


/s/ G. P. Jackson              Chairman of The Board              March 26, 1998
--------------------------
G. P. Jackson                  Director


/s/ Bruce B. Gray              Vice Chairman of The               March 26, 1998
--------------------------
Bruce B. Gray                  Board and Director


/s/ Harold U. Blythe           President and Chief Executive      March 26, 1998
--------------------------
Harold U. Blythe               Officer, Director


/s/ Donald W. Fulton, Jr.      Senior Vice President and          March 26, 1998
--------------------------
Donald W. Fulton, Jr.          Chief Financial Officer


/s/ Glenn T. McCall            Senior Vice President and          March 26, 1998
--------------------------
Glenn T. McCall                Director


/s/ James E. Butler, Jr.       Director                           March 26, 1998
--------------------------
James E. Butler, Jr.


/s/ Elmon T. Gray              Director                           March 26, 1998
--------------------------
Elmon T. Gray


/s/ Ben P. Kanak               Director                           March 26, 1998
--------------------------
Ben P. Kanak


/s/ John A. Ramsey, Jr.        Director                           March 26, 1998
--------------------------
John A. Ramsey, Jr.


/s/ Robert E. Spencer, Jr.     Director                           March 26, 1998
--------------------------
Robert E. Spencer, Jr.


/s/ E. V. Stephenson, Jr.      Director                           March 26, 1998
--------------------------
E. V. Stephenson, Jr.


/s/ James C. Stewart           Director                           March 26, 1998
--------------------------
James C. Stewart

                                  EXHIBIT INDEX

                                                                                            Sequential
Exhibit                                                                                         Page
  No.                                              Description                                 Number
  ---                                              -----------                                 ------
  *2.1   Agreement and Plan of Reorganization dated November  21, 1994 (Incorporated             -
         by reference to the Registrant's Registration Statement of Form S-4,
         Commission File No. 33-88322, previously filed with the Commission on
         January 6, 1995).
  *2.2   First Colonial Bank Agreement and Plan of Merger dated June 30, 1995, as                -
         amended (Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 33-99254, previously filed with the
         Commission on November 13, 1995).
  *2.3   Bank of Isle of Wight Agreement and Plan of Merger dated June 30, 1995                  -
         (Incorporated by reference to the Registrant's Registration Statement on Form
         S-4, Commission File No. 33-99254, previously filed with the Commission on
         November 13, 1995).
  *3.1   Articles of Incorporation of James River Bankshares, Inc. (Incorporated by              -
         reference to the Registrant's Registration Statement on Form S-4, Commission
         File No. 33-88322, previously filed with the Commission on January 6, 1995.)
  *3.2   Amended and Restated Bylaws of James River Bankshares, Inc. (Incorporated by            -
         reference to the Registrant's Form 10-K/A, Commission File No. 0-26314,
         previously filed with the Commission on August 12, 1996).
  *4     Form of Common Stock certificate of James River Bankshares, Inc. (Incorporated          -
         by reference to the Registrant's Registration Statement on Form S-4, Commission
         File No. 33-88322, previously filed with the Commission on January 6, 1995).
  *10.1  Agreement between The Bank of Waverly and First Union National Bank, dated - November 13, 1995, regarding branch acquisitions (Incorporated by reference to the Registrant's Registration Statement on Form S-4,
         Commission File No. 33-99254, previously filed with the Commission on
         December 22, 1995).
  *10.2  Employment Agreement between James River Bankshares, Inc. and Harold U. Blythe          -
         dated July 18, 1995 (Incorporated by reference to Amendment No. 1 to the
         Registrant's Registration Statement on Form S-4, Commission File No. 33-99254,
         previously filed with the Commission on     December 22, 1995).
  *10.3  Employment Agreement between James River Bankshares, Inc. and Glenn T. McCall           -
         dated July 18, 1995 (Incorporated by reference to Amendment No. 1 to the
         Registrant's Registration Statement on Form S-4, Commission File No. 33-99254,
         previously filed with the Commission on December 22, 1995).
  *10.4  Employment Agreement between First Colonial Bank and James C. Stewart dated - February 29, 1996 (Incorporated by reference to the
         Registrant's Form 10-K, Commission File No. 0-26314, previously filed with the Commission on April 15, 1996).
  *10.5  Employment Agreement between Bank of Isle of Wight and Robert E. Spencer, Jr.           -
         dated February 29, 1996 (Incorporated by reference to the Registrant's Form 10-K,
         Commission File No. 0-26314, previously filed with the Commission on April 15, 1996).
***10.6  Employment Agreement between James River Bankshares, Inc. and Donald W.
         Fulton, Jr. dated January 1, 1998.
***13    Annual Report to security holders.                                                      -
  *21    List of Subsidiaries.   (Incorporated by reference to the Registrant's Form 10-K,       -
         Commission File No. 0-26314, previously filed with the Commission on April 15, 1996.)
***23.1  Consent of Goodman & Company, L.L.P.
***27.1  Financial Data Schedule
-------------------------------------------------------------------------------------------------------------------

* (Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference.)
***      Filed herewith.