Form 10-Q
period 1998-03-31
JAMES RIVER BANKSHARES INC
filed 1998-05-15
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 1998

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

                   1512 HOLLAND ROAD, SUFFOLK, VIRGINIA 23434
              (Address of principal executive officers)(Zip Code)


                                 (757) 539-0267
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X    No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At March 31, 1998, the issuer had 3,680,587 outstanding shares of its $5.00 par value common stock.

                         PART 1 - FINANCIAL INFORMATION

                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1998 and 1997 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1997 Annual Report to Shareholders on Form 10-K, including the 1997 consolidated financial statements of James River Bankshares, Inc. ("James River").


Note 2. Earnings and Dividends Per Share


         On September 25, 1997, the Board of Directors declared a 3-for-2 stock split effected in the form of a 50% stock dividend, which was distributed November 7, 1997. Accordingly, the average number of shares outstanding and per share amounts for earnings, dividends declared, and book value have been restated for all periods presented to give effect to the split.

         James River adopted SFAS No. 128, "Earnings Per Share," on December 31, 1997. Accordingly, a dual presentation of basic and diluted earnings per share is included in the Consolidated Statements of Income. Earnings per share amounts for prior periods have been restated to conform with the new presentation. The effect of the new standard was not material.

         Cash dividends paid in the first quarter of 1998 amounted to $.10 per share. For the three months ended March 31, 1997, cash dividends paid amounted to $.09 per share.



Note 3.  Comprehensive Income

         On January 1, 1998 James River adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The adoption of SFAS No. 130 did not have a material impact on the Company. All of James River's other comprehensive income relates to net unrealized gains (losses) on available-for-sale securities.

         Comprehensive income consists of the following for the three months ended March 31, 1998.



     Net income                                                 $ 1,330,000

     Other comprehensive income                                ($   335,000)
                                                              --------------

     Total comprehensive income                                 $   995,000



         Amounts reclassified to net income from unrealized gains (losses) on securities available-for-sale are shown in the following table.




                                                                          Tax
                                                     Before-Tax        (Expense)        Net-of-Tax
                                                       Amount          or Benefit         Amount
                                                     ----------        ----------       -----------

Unrealized gains (losses) on securities:

     Unrealized holding losses arising
         during the period                           $  (66,000)       $   22,000        $   (44,000)
     Less:  adjustment for gains
         included in net income                        (439,000)          148,000           (291,000)
                                                     ------------       ----------        ------------
     Net unrealized losses                           $ (505,000)        $ 170,000         $ (335,000)




Note 4.  Reclassifications



         Certain amounts in the consolidated Statements of Income for 1997 have been reclassified to conform with classifications used for 1998. These changes in classification had no effect on net income or retained earnings.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                   March 31,            December 31,
                                                                                     1998                  1997
                                                                                     ----                  ----
                                                                                  (unaudited)

ASSETS
  Cash and due from banks                                                          $ 14,267              $ 14,086
  Interest bearing deposits with banks                                               12,898                 2,720
  Federal funds sold                                                                 11,742                14,382
  Securities available-for-sale, at fair value (amortized cost of $65,879 on March 31, 1998 and $70,764 on
    December 31, 1997)                                                               66,562                71,952
  Securities held-to-maturity, at amortized cost (fair value of $10,882 on March 31, 1998 and $11,244 on December 31,
    1997)                                                                            10,668                11,074
  Loans, net of allowance for loan losses                                           263,144               259,687
  Loans held for sale, net                                                            2,343                   789
  Premises and equipment, net                                                         7,583                 7,480
  Accrued interest receivable                                                         2,931                 2,939
  Intangible assets, net                                                              2,540                 2,504
  Other assets                                                                        3,002                 2,463
                                                                                  ----------            ---------

    Total Assets                                                                  $ 397,680             $ 390,076
                                                                                  ==========            =========


LIABILITIES
  Non-interest bearing deposits                                                      39,380                46,490
  Interest bearing deposits                                                         313,547               301,083
                                                                                  ----------            ---------
    Total deposits                                                                  352,927               347,573

  Accrued interest payable                                                              782                   752
  Short-term borrowings                                                                 700                     -
  Accounts payable and other liabilities                                              2,149                 1,367
                                                                                  ----------            ---------
    Total Liabilities                                                               356,558               349,692
                                                                                  ----------            ---------

SHAREHOLDERS' EQUITY
  Common stock, $5 par, 10,000,000 shares authorized, 3,680,587 issued and outstanding in 1998 and 3,672,557
    in 1997                                                                          18,403                18,363
  Additional paid-in capital                                                          3,643                 3,572
  Retained earnings                                                                  18,625                17,663
  Net unrealized gain on securities available-for-sale                                  451                   786
                                                                                        ---                   ---
    Total Shareholders' Equity                                                       41,122                40,384
                                                                                  ----------            ---------

    Total Liabilities and Shareholders' Equity                                    $ 397,680             $ 390,076
                                                                                  ==========            =========




The accompanying notes are an integral part of these financial statements.


                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)



                                                                    Three Months Ended
                                                         --------------------------------------------
                                                             March 31,             March 31,
                                                               1998                  1997
                                                               ----                  ----

INTEREST INCOME
  Loans                                                     $    6,017               $ 5,519
  Investment securities:
    Taxable                                                        921                 1,243
    Exempt from federal income taxes                               294                   317
  Federal funds sold and other                                     270                    75
                                                            -----------           ----------
      Total Interest Income                                      7,502                 7,154
                                                            -----------           ----------

INTEREST EXPENSE
  Deposits                                                       3,578                 3,467
  Federal funds purchased                                            2                    19
                                                            ----------            ----------
      Total Interest Expense                                     3,580                 3,486
                                                            -----------           ----------

    Net Interest Income                                          3,922                 3,668

Provision for Loan Losses                                          143                   100
                                                            -----------           ----------

    Net Interest Income after Provision for Loan Losses          3,779                 3,568
                                                            -----------           ----------

NON-INTEREST INCOME
  Service charges on deposit accounts                              295                   290
  Other fees and commissions                                        90                    80
  Net realized gains on disposition of securities                  439                    67
  Other income                                                     171                    67
                                                            -----------           ----------
        Total Non-Interest Income                                  995                   504
                                                            -----------           ----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                 1,634                 1,600
  Occupancy                                                        204                   192
  Equipment                                                        229                   226
  Directors' Fees                                                   87                    84
  Deposit insurance premiums                                        30                    25
  Other                                                            797                   731
                                                            -----------           ----------
      Total Non-Interest Expense                                 2,981                 2,858
                                                            -----------           ----------

  Income Before Income Taxes                                     1,793                 1,214

  Provision for Income Taxes                                       463                   338
                                                            -----------           ----------

  Net Income                                                $    1,330            $      876
                                                            ===========           ==========

Net Income per Common Share
  Basic                                                     $     0.36            $     0.24
                                                            ===========           ==========
  Diluted                                                   $     0.35            $     0.24
                                                            ===========           ==========

Cash Dividends Paid per Common Share                        $     0.10            $     0.09
                                                            ===========           ==========

Weighted Average Number of Shares Outstanding
  Basic                                                      3,675,717             3,687,212
                                                            ===========           ==========
  Diluted                                                    3,783,614             3,725,852
                                                            ===========           ==========


The accompanying notes are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                             (Dollars in thousands)
                   For The Three Months Ended March 31, 1998

                                                                                                        Unrealized
                                                                                                        Gain (Loss)
                                        Shares of                       Additional                     on Securities
                                         Common         Common          Paid-in         Retained       Available-
                                          Stock          Stock           Capital        Earnings        For-Sale          Total
                                        ---------       -------        ----------       --------      --------------     ------

Balance - December 31, 1997           3,672,557         $ 18,363         $ 3,572         $ 17,663        $ 786           $ 40,384

Comprehensive income                          -                -               -            1,330         (335)               995

Common stock issued                         363                2               6                -            -                  8

Stock options exercised                   7,667               38              65                -            -                103

Cash dividends declared
  ($0.10 per share)                           -                -               -             (368)           -               (368)
                                      ---------         ---------        --------        ---------       ------          ---------

Balance - March 31, 1998              3,680,587         $ 18,403         $ 3,643         $ 18,625        $ 451           $ 41,122
                                      ==========        =========        ========        =========       ======          ========



The accompanying notes are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)



                                                                                            Three Months Ended
                                                                               --------------------------------------------
                                                                                    March 31,             March 31,
                                                                                      1998                  1997
                                                                                     -------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $  1,330              $    876
  Adjustments to reconcile to net cash provided
    by operating activities:
      Provision for loan and other real estate losses                                   143                   100
      Depreciation and amortization                                                     294                   294
      Amortization of bond (discounts) and premiums                                       3                    12
      Gain on disposition of securities                                                (439)                  (67)
      Gain on sale of loans                                                              (7)                  (24)
      Changes in:
        Loans held for sale                                                          (1,547)                1,041
        Interest receivable                                                               8                  (186)
        Other assets                                                                   (369)                  200
        Interest payable                                                                 30                   106
        Other liabilities                                                               782                   365
                                                                                   --------              --------
        Net cash provided by operating activities                                       228                 2,717
                                                                                   --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from dispositions of securities - available-for-sale                         745                   175
  Proceeds from maturities of securities - available-for-sale                         8,740                 2,512
  Proceeds from maturities of securities - held-to-maturity                             404                   277
  Purchase of securities - available-for-sale                                        (4,162)                 (165)
  Purchases of premises and equipment                                                  (305)                 (185)
  Net increase in loans                                                              (3,728)              (10,955)
                                                                                   --------               --------
        Net cash provided (used) by investing activities                              1,694                (8,341)
                                                                                   --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in non-interest bearing deposits                                      (7,110)               (6,491)
  Net increase in interest bearing deposits                                          12,464                 5,345
  Issuance of stock                                                                     111                     9
  Cash dividends paid                                                                  (368)                 (319)
  Federal funds purchased                                                                -                  3,496
  Proceeds from short-term borrowings                                                   700                   -
                                                                                   --------               --------
        Net cash provided by financing activities                                     5,797                 2,040
                                                                                   --------              --------

Net increase (decrease) in cash and cash equivalents                               $  7,719              $ (3,584)

CASH AND CASH EQUIVALENTS
  Beginning                                                                          31,188                20,446
                                                                                   --------              --------

  Ending                                                                           $ 38,907              $ 16,862
                                                                                   ========              =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                                                $  3,550              $  3,380
                                                                                   ========              ========

      Income taxes                                                                 $ -                   $ -
                                                                                   ========              ========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                                    $   128               $    436
                                                                                   ========              ========



The accompanying notes are an integral part of these financial statements.

                  Item 2. Management's Discussion and Analysis

                of Financial Condition and Results of Operations



         Information contained in this Form 10-Q may contain forward looking statements with respect to James River Bankshares, Inc.'s ("James River" or the "Company") financial condition and results of operations. These forward looking statements may involve certain risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward looking statements. Risks and uncertainties that may affect the financial condition and results of operations of James River include, but are not limited to, general economic and business conditions, interest rate fluctuations, competition from banks and other financial service providers, new financial products and services, risks inherent in making loans including repayment risks and changing collateral values, changing trends in customer profiles, technological changes, and changes in laws and regulations applicable to James River and its subsidiaries. Although James River believes that its expectations with respect to any forward looking statements are based upon reasonable assumptions within the limits of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from any future results that may be expressed or implied by forward looking statements.


FINANCIAL CONDITION

Assets


         Total assets of James River at March 31, 1998 were $397.7 million compared to $390.1 million at December 31, 1997, an increase of $7.6 million or 1.9%. Net loans increased $5.0 million during the first three months of 1998. Real estate loans increased $1.7 million to $158.1 million at March 31, 1998, and loans held for sale increased $1.6 million for the same period. Investment securities decreased $5.8 million, from $83.0 million at December 31, 1997 to $77.2 million at March 31, 1998. Federal funds sold decreased $2.6 million to $11.7 million at March 31, 1998, while interest bearing deposits increased $10.2 million during the first three months of 1998. Total earning assets increased $6.8 million, or 1.9%, during the same period.

         Average total assets increased $2.2 million from $390.8 million for the quarter ended December 31, 1997. Average investment securities decreased from $84.9 million for the quarter ended December 31, 1997 to $82.0 million for the quarter ended March 31, 1998. Average total loans increased $477,000 during the same period. Average interest bearing deposits and Federal funds sold increased for the first three months of 1998 $4.3 million and $1.3 million, respectively.


Liabilities


         Total liabilities at March 31, 1998 were $356.6 million compared to $349.7 million, a 2.0%, or $6.9 million, increase. Deposits of James River at March 31, 1998 were $352.9 million compared to $347.6 million at December 31, 1997, an increase of 1.5% or $5.3 million. During the first three months of 1998, non-interest bearing deposits decreased $7.1 million to $39.4 million, while interest bearing checking increased $6.1 million to $43.5 million and time deposits increased $4.5 million. Money market savings accounts also increased $2.7 million from $22.2 million at December 31, 1997. During the first quarter of 1998, James River borrowed $700,000 to help fund a new administrative office building.

         Average total liabilities for the quarter ended March 31, 1998 were $352.0 million compared to $350.9 million for the quarter ended December 31, 1997, an increase of $1.1 million. Average interest bearing deposits increased $2.9 million for the same period, while average non-interest bearing deposits decreased $1.3 million. Average Federal funds purchased also decreased $427,000 for the quarter ended March 31, 1998.


Non-performing Assets


         Non-performing assets of James River consist of non-accrual loans and property acquired through foreclosure or repossession. Non-performing assets totaled $1.3 million on March 31, 1998, compared to $1.5 million on December 31, 1997. On March 31, 1998, non-accrual loans totaled $580,000, of which $491,000 was secured by real estate. Non-accrual loans totaled $897,000 on December 31, 1997, of which $647,000 was secured by real estate. Foreclosed real estate accounted for $699,000 of non-performing assets at March 31, 1998 compared to $573,000 at December 31, 1997. Management does not anticipate any material loss relating to non-performing assets.

         Loans past due 90 days or more and still accruing were $1.2 million and $431,000 on March 31, 1998 and December 31, 1997, respectively. Of these loans, loans secured by real estate totaled $387,000 on March 31, 1998 and $233,000 on December 31, 1997.

         The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $2.0 million at March 31, 1998, and December 31, 1997. The portion of the allowance for loan losses allocated to the impaired loan balance was $413,000 and $423,000 at March 31, 1998, and December 31, 1997, respectively.

         The allowance for loan losses is maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above. No additional provisions, other than ordinary provisions, are being made to the allowance for loan losses.

         James River's allowance for loan losses of $3.5 million was 1.32% of total loans on March 31, 1998. On December 31, 1997, the allowance for loan losses of $3.5 million was 1.31% of total loans.

RESULTS OF OPERATIONS

Net Operating Results


         For the quarter ended March 31, 1998, James River's net income was $1,330,000 compared to $876,000 for the same period of 1997, a 51.8% increase. Diluted earnings per share in the first quarter increased 45.8% to $.35 in 1998 from $.24 in 1997. The increases in net income and earnings per share were attributable to a 6.9% increase in net interest income and a 97.4% increase in non-interest income. Return on average assets and return on average equity were 1.35% and 12.95%, respectively, in the first quarter of 1998 compared to .92% and 9.26% in the comparable period in 1997.


Net Interest Income


         Net interest income during the quarter ended March 31, 1998 increased $254,000 to $3.9 million, up 6.9% from the $3.7 million for the quarter ended March 31, 1997. The increase in net interest income was due largely to an increase in loans of $15.5 million from March 31, 1997 to March 31, 1998. With increased volume, interest and fee income on loans increased 9.0% for the first quarter of 1998 to $6.0 million, $498,000 more than the $5.5 million earned in the same period of 1997. During the first quarter of 1998, income on investment securities decreased $345,000, or 22.1%, to $1.2 million, compared to the first quarter of 1997. Interest expense on deposits increased 3.2% in the first quarter from $3.5 million in 1997 to $3.6 million for the same period in 1998. The net interest margin in the first quarter of 1998 was 4.43% compared to 4.34% in the first quarter of 1997.



Provision for Loan Losses



         The provision for loan losses during the quarter ended March 31, 1998 was $143,000, up $43,000, or 43.0%, from the respective period in 1997. This increase was due primarily to an increase in total loans for the first quarter of 1998 of $15.4 million, or 6.1%, to $269.0 million compared to $253.6 million during the first quarter of 1997. In addition, non-accrual loans at March 31, 1998 increased to $526,000 from the year earlier 1997 total of $129,000.


Non-Interest Income


         For the three months ending March 31, 1998, non-interest income was $995,000, up $491,000, or 97.4%, compared to the respective period in 1997. The increase was predominately attributable to gains recognized from the sale of equity securities of $439,000 in the 1998 quarter compared with gains of $67,000 in the 1997 quarter. In addition, in the first quarter of 1998 income recorded from mortgage servicing rights contributed $128,000 to the increase in non-interest income.

Non-Interest Expense



         Non-interest expense during the first quarter of 1998 increased $123,000, or 4.3%, to $3.0 million compared with the 1997 quarter. The increase was primarily attributable to a 9.0% increase in other expenses, due principally to higher professional fees.



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

         At March 31, 1998, James River had $42.1 million in undisbursed loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $77.2 million in investment securities. Of this amount, only $10.7 million is classified as held-to-maturity and is not readily available for sale. Of the $66.5 million classified as available-for-sale, $8.5 million matures in less than one year, and an additional $29.9 million matures between 1 and 5 years.

         James River has no long-term debt. Almost the entire deposit base is made up of core deposits, with only 8.7% of total deposits composed of certificates of deposit of $100,000 and over.


Capital Resources


         Total shareholders' equity amounted to $41.1 million at March 31, 1998 compared to $40.4 million at December 31, 1997. James River's leverage ratio was 9.76%, with a tier 1 risk-based capital ratio of 15.94% and a total risk-based capital ratio of 17.31%.


RECENT ACCOUNTING CHANGES

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, or losses) in a full set of general-purpose financial statements, and is effective beginning with 1998 interim reporting. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In general, comprehensive income includes net income along with other transactions not typically recorded as a component of net income, including changes in unrealized gains and losses on securities available for sale. As required by the Statement, the disclosures have been implemented in James River's financial statements and do not have an impact on financial position or results of operations.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about a company's operating segments. It also establishes standards for determining a company's operating segments, including quantitative thresholds, and requires disclosure about products and services, geographic areas, and major customers. This Statement is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption. James River plans to adopt SFAS 131 by year-end 1998. The disclosure requirements are not expected to have an impact on James River's financial position or results of operations.

         In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" was issued. It revises disclosures regarding pension and other post retirement benefits and standardizes certain disclosure requirements regarding these items. This Statement is effective for fiscal years beginning after December 31, 1997. The disclosure requirements are not expected to have an impact on James River's financial position or results of operations.

                          PART II - OTHER INFORMATION



Item 1.           Legal Proceedings



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




                                     JAMES RIVER BANKSHARES, INC.



Date:  May 13, 1998                  /s/ Donald W. Fulton, Jr.
       ------------                  -------------------------
                                     Donald W. Fulton, Jr., Sr. Vice President
                                     and Chief Financial Officer