Form 10-Q
period 1998-06-30
JAMES RIVER BANKSHARES INC
filed 1998-08-14
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

Commission file number      0-26314
                        -------------

                          JAMES RIVER BANKSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                   54-1740210
   ------------------------              ------------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification No.)

                   1512 HOLLAND ROAD, SUFFOLK, VIRGINIA     23434
               ----------------------------------------------------
               (Address of principal executive officers) (Zip Code)


                                 (757) 539-0267
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X    No
            -----     ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At June 30, 1998, the issuer had 3,715,747 outstanding shares of its $5.00 par value common stock.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                             June 30,      December 31,
                                                                             --------      ------------
                                                                               1998           1997
                                                                               ----           ----
                                                                           (unaudited)
ASSETS

  Cash and due from banks                                                  $  14,724       $  14,086
  Interest bearing deposits with banks                                         7,720           2,720
  Federal funds sold                                                           7,805          14,382
  Securities available-for-sale, at fair value (amortized cost of $75,869 on June 30, 1998 and $70,764 on
    December 31, 1997)                                                        76,554          71,952
  Securities held-to-maturity, at amortized cost (fair value of $10,402 on June 30, 1998 and $11,244 on December 31,
    1997)                                                                     10,182          11,074
  Loans, net of allowance for loan losses                                    268,780         259,687
  Loans held for sale, net                                                     2,930             789
  Premises and equipment, net                                                  8,435           7,480
  Accrued interest receivable                                                  3,066           2,939
  Intangible assets, net                                                       2,478           2,504
  Other assets                                                                 2,501           2,463
                                                                         -----------      ----------
    Total Assets                                                          $  405,175       $ 390,076
                                                                         ===========      ==========

LIABILITIES
  Non-interest bearing deposits                                               43,172          46,490
  Interest bearing deposits                                                  316,687         301,083
                                                                         -----------      ----------
    Total deposits                                                           359,859         347,573

  Accrued interest payable                                                       789             752
  Short-term borrowings                                                          700               -
  Accounts payable and other liabilities                                       1,596           1,367
                                                                         -----------      ----------
    Total Liabilities                                                        362,944         349,692
                                                                         -----------      ----------

SHAREHOLDERS' EQUITY
  Common stock,  $5 par,  10,000,000  shares  authorized,
    3,715,747  issued and outstanding in 1998 and
    3,672,557 in 1997                                                         18,579          18,363
  Additional paid-in capital                                                   3,850           3,572
  Retained earnings                                                           19,345          17,663
  Net unrealized gain on securities available-for-sale                           457             786
                                                                         -----------      ----------
    Total Shareholders' Equity                                                42,231          40,384
                                                                         -----------      ----------

    Total Liabilities and Shareholders' Equity                            $  405,175       $ 390,076
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

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)


                                                                       Three Months Ended                   Six Months Ended
                                                                ----------------------------------------------------------------
                                                                 June 30,              June 30,         June 30,         June 30,
                                                                   1998                  1997             1998             1997
                                                                   ----                  ----             ----             ----
INTEREST INCOME
  Loans                                                          $ 6,177               $ 5,892        $  12,194         $ 11,411

  Investment securities:
    Taxable                                                          971                 1,109            1,891            2,352
    Exempt from federal income taxes                                 290                   291              585              608
  Federal funds sold and other                                       319                   137              589              212
                                                                    ----                  ----             ----             ---
      Total Interest Income                                        7,757                 7,429           15,259           14,583
                                                                  ------                ------          -------          ------

INTEREST EXPENSE
  Deposits                                                         3,660                 3,526            7,238            6,993
  Federal funds purchased                                             13                    13               15               32
                                                                     ---                   ---              ---               --
      Total Interest Expense                                       3,673                 3,539            7,253            7,025
                                                                  ------                ------           ------            -----

    Net Interest Income                                            4,084                 3,890            8,006            7,558

Provision for Loan Losses                                             84                   116              227              216
                                                                     ---                  ----             ----              ---

    Net Interest Income after Provision for Loan Losses            4,000                 3,774            7,779            7,342
                                                                  ------                ------           ------            -----

NON-INTEREST INCOME
  Service charges on deposit accounts                                335                   238              630              528
  Other fees and commissions                                          85                    75              175              155
  Net realized gains on disposition of securities                      -                   (1)              438               66
  Other income                                                       130                    61              301              128
                                                                    ----                   ---             ----              ---
        Total Non-Interest Income                                    550                   373            1,544              877
                                                                    ----                  ----           ------              ---

NON-INTEREST EXPENSE
  Salaries and employee benefits                                   1,631                 1,573            3,265            3,173
  Occupancy                                                          189                   179              393              371
  Equipment                                                          218                   224              447              450
  Directors' Fees                                                     88                    94              176              178
  Deposit insurance premiums                                          26                    27               56               52
  Other                                                              833                   801            1,628            1,532
                                                                    ----                  ----           ------            -----
      Total Non-Interest Expense                                   2,985                 2,898            5,965            5,756
                                                                  ------                ------           ------            -----

  Income Before Income Taxes                                       1,565                 1,249            3,358            2,463

  Provision for Income Taxes                                         474                   341              937              679
                                                              ----------                  ----             ----             ---

  Net Income                                                  $    1,091              $    908        $   2,421          $ 1,784
                                                              ==========         =============       ==========          =======


Net Income per Common Share
  Basic                                                       $     0.30               $  0.25        $    0.66          $  0.48
                                                              ==========         =============        =========          =======
  Diluted                                                     $     0.29               $  0.24        $    0.64          $  0.48
                                                              ==========         =============        =========          =======

Cash Dividends Paid per Common Share                          $     0.10               $  0.09        $    0.20          $  0.18
                                                              ==========         =============        =========          =======
Weighted Average Number of Shares Outstanding
  Basic                                                        3,699,464             3,676,386        3,687,591        3,681,842
                                                             ===========         =============      ===========       ==========
  Diluted                                                      3,800,085             3,715,010        3,788,211        3,720,464
                                                             ===========         =============      ===========       ==========

The accompanying notes are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                             (Dollars in thousands)
                     For The Six Months Ended June 30, 1998

                                                                                                            Unrealized
                                                                                                          Gain (Loss) on
                                           Shares of                        Additional                      Securities
                                             Common           Common          Paid-in         Retained      Available-
                                              Stock            Stock          Capital         Earnings       For-Sale      Total
                                              -----            -----          -------         --------      ----------     -----
Balance - December 31, 1997                 3,672,557        $ 18,363           $3,572         $17,663         $  786    $ 40,384

Comprehensive income                                -               -                -           2,421           (329)      2,092

Common stock issued                               694               4               12               -              -          16

Stock options exercised                        42,496
                                                                  212              266               -              -         478

Cash dividends declared
  ($0.20 per share)                                 -               -                -            (739)             -        (739)
                                           -----------       --------  ---------------        --------   ------------    --------

Balance - June 30, 1998                     3,715,747        $ 18,579           $3,850         $19,345         $  457    $ 42,231
                                           ==========        ========  ===============        ========   ============    ========


The accompanying notes are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                                                                        Six Months Ended
                                                                              ------------------------------------
                                                                                  June 30,              June 30,
                                                                                    1998                  1997
                                                                                    ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income
                                                                                 $   2,421            $    1,784
  Adjustments to reconcile to net cash provided by operating activities:
      Provision for loan and other real estate losses                                  227                   216
      Depreciation and amortization                                                    586                   608
      Amortization of bond (discounts) and premiums                                      9                    25
      Gain on disposition of securities                                               (438)                  (66)
      Gain on sale of loans                                                            (18)                  (33)
      Gain on sale of fixed assets                                                     (84)                    -
      Changes in:
        Loans held for sale                                                         (2,123)                  798
        Interest receivable                                                           (127)                   84
        Other assets                                                                   (50)                  125
        Interest payable                                                                37                   132
        Other liabilities                                                              229                   312
                                                                                      ----                  ----
        Net cash provided by operating activities                                      669                 3,985
                                                                                      ----                 -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from dispositions of securities - available-for-sale                        745                 8,925
  Proceeds from maturities of securities - available-for-sale                       15,028                 5,547
  Proceeds from maturities of securities - held-to-maturity                            887                   669
  Purchase of securities - available-for-sale                                      (20,445)               (2,566)
  Purchases of premises and equipment                                               (1,412)                 (282)
  Proceeds from sale of premises and equipment                                         138                     -
  Net increase in loans                                                             (9,290)              (20,385)
                                                                                   -------              --------
        Net cash used by investing activities                                      (14,349)               (8,092)
                                                                                  --------               -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in non-interest bearing deposits                                     (3,318)               (2,868)
  Net increase in interest bearing deposits                                         15,604                 5,172
  Issuance of stock                                                                    494                    20
  Cash dividends paid                                                                 (739)                 (661)
  Cancellation of shares                                                                 -                  (374)
  Proceeds from short-term borrowings                                                  700                     -
                                                                                      ----                -------
        Net cash provided by financing activities                                   12,741                 1,289
                                                                                   -------                -------

Net decrease in cash and cash equivalents                                         $   (939)              $(2,818)

CASH AND CASH EQUIVALENTS
  Beginning                                                                         31,188                20,446
                                                                                   -------                ------

  Ending                                                                          $ 30,249             $  17,628
                                                                          ================       ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                                              $   7,216             $  6,893
                                                                                    ======                =====

      Income taxes                                                               $     934             $    591
                                                                                      ====                  ===

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                                  $     128             $    436
                                                                                      ====                  ===

The accompanying notes are an integral part of these financial statements.

                         PART 1 - FINANCIAL INFORMATION

                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1997 Annual Report to Shareholders on Form 10-K, including the 1997 consolidated financial statements of James River Bankshares, Inc. ("James River").


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

         James River adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," on December 31, 1997. Accordingly, a dual presentation of basic and diluted earnings per share is included in the Consolidated Statements of Income. Earnings per share amounts for prior periods have been restated to conform with the new presentation. The effect of the new standard was not material.

         Cash dividends paid in the first quarter of 1998 amounted to $.10 per share. In the second quarter of 1998, cash dividends paid amounted to $.10 per share. For the first and second quarters ended June 30, 1997, cash dividends paid amounted to $.09 per share per quarter.

Note 3.  Comprehensive Income

         On January 1, 1998, James River adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The adoption of SFAS No. 130 did not have a material impact on the Company. All of James River's other comprehensive income relates to net unrealized gains (losses) on available-for-sale securities.

         Comprehensive income consists of the following for the six months ended June 30, 1998.



     Net income                               $ 2,421,000

     Other comprehensive income             ($    329,000)
                                            --------------

     Total comprehensive income              $  2,092,000


         Amounts reclassified to net income from unrealized gains (losses) on securities available-for-sale are shown in the following table.


                                                                   Tax
                                              Before-Tax        (Expense)       Net-of-Tax
                                                Amount         or Benefit         Amount
                                                ------         ----------         ------
Unrealized gains (losses) on securities:

     Unrealized holding losses arising
         during the period                   $  (65,000)       $  22,000      $  (43,000)
     Less:  adjustment for gains
         included in net income                (438,000)         152,000        (286,000)
                                            ------------      ----------      -----------
     Net unrealized losses                   $ (503,000)       $ 174,000      $ (329,000)


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


FINANCIAL CONDITION

Assets


         Total assets of James River at June 30, 1998 were $405.2 million compared to $390.1 million at December 31, 1997, an increase of $15.1 million or 3.9%. Net loans increased $11.2 million during the first six months of 1998. Real estate loans increased $3.3 million to $159.7 million at June 30, 1998, and loans held for sale increased $2.1 million for the same period. Investment securities increased $3.7 million, from $83.0 million at December 31, 1997 to $86.7 million at June 30, 1998. Federal funds sold decreased $6.6 million to $7.8 million at June 30, 1998, while interest bearing deposits increased $15.6 million during the first six months of 1998. Total earning assets increased $13.3 million, or 3.7%, during the same period.

         Average total assets for the three months ended June 30, 1998 increased $18.0 million to $403.6 million from $385.6 million for the three months ended June 30, 1997. For the first half of 1998, average total assets increased 4.0%, or $15.2 million, to $398.3 million from $383.1 million for the first half of 1997. Average investment securities decreased from $91.1 million for the quarter ended June 30, 1997 to $83.5 million for the quarter ended June 30, 1998. Average total loans increased $13.7 million during the same period. For the first six months of 1998, average investment securities decreased $13.5 million from $96.3 for the first six months of 1997, and average total loans increased $16.4 million during the same period. Average interest bearing deposits and Federal funds sold increased $10.9 million for the second quarter of 1998 and $5.4 million over the same period of 1997. For the six months ended June 30, 1998, average interest bearing deposits and Federal funds sold increased $8.8 million and $7.0 million, respectively.

Liabilities


         Total liabilities at June 30, 1998 were $362.9 million compared to $349.7 million at December 31, 1997, a 3.8%, or $13.2 million, increase. Deposits of James River at June 30, 1998 were $359.9 million compared to $347.6 million at December 31, 1997, an increase of 3.5% or $12.3 million. During the first six months of 1998, non-interest bearing deposits decreased $3.3 million to $43.2 million, while interest bearing checking increased $7.4 million to $44.8 million. Money market savings accounts also increased $5.1 million from $22.2 million at December 31, 1997. During the first six months of 1998, James River borrowed $700,000 to help fund a new administrative office building.

         Average total liabilities for the quarter ended June 30, 1998 were $361.8 million compared to $347.7 million for the quarter ended June 30, 1997, an increase of $14.1 million. Average interest bearing deposits increased $10.9 million for the same period, while average non-interest bearing deposits increased $2.0 million. Average Federal funds purchased decreased $656,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1998, average total liabilities increased $11.7 million from $345.2 million for the six months ended June 30, 1997. For the same period, average interest bearing deposits and average non-interest bearing deposits increased $8.8 million and $2.2 million, respectively. Average Federal funds purchased decreased $971,000 for the same period.


Non-performing Assets


         Non-performing assets of James River consist of non-accrual loans and property acquired through foreclosure or repossession. Non-performing assets totaled $810,000 on June 30, 1998, compared to $1.5 million on December 31, 1997. On June 30, 1998, non-accrual loans totaled $540,000, of which $346,000 was secured by real estate. Non-accrual loans totaled $897,000 on December 31, 1997, of which $647,000 was secured by real estate. Foreclosed real estate accounted for $270,000 of non-performing assets at June 30, 1998 compared to $573,000 at December 31, 1997. Management does not anticipate any material loss relating to non-performing assets.

         Loans past due 90 days or more and still accruing were $655,000 and $431,000 on June 30, 1998 and December 31, 1997, respectively. Of these loans, loans secured by real estate totaled $426,000 on June 30, 1998 and $233,000 on December 31, 1997.

         The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $1.8 million and $2.0 million at June 30, 1998, and December 31, 1997, respectively. The portion of the allowance for loan losses allocated to the impaired loan balance was $370,000 and $423,000 at June 30, 1998, and December 31, 1997, respectively.

         The allowance for loan losses is maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above. No additional provisions, other than ordinary provisions, are being made to the allowance for loan losses.

         James River's allowance for loan losses of $3.6 million was 1.32% of total loans on June 30, 1998. On December 31, 1997, the allowance for loan losses of $3.5 million was 1.31% of total loans.


RESULTS OF OPERATIONS

Net Operating Results


         For the quarter ended June 30, 1998, James River's net income was $1,091,000 compared to $908,000 for the same period of 1997, a 20.2% increase. Diluted earnings per share in the second quarter increased 20.8% to $.29 in 1998 from $.24 in 1997. The increases in net income and earnings per share were attributable to a 5.0% increase in net interest income and a 47.5% increase in non-interest income. Return on average assets and return on average equity were 1.08% and 10.45%, respectively, in the second quarter of 1998 compared to .94% and 9.58% in the comparable period in 1997.

         For the six months ended June 30, 1998, James River's net income was $2,421,000 compared to $1,784,000 for the same period of 1997, a 35.7% increase. Diluted earnings per share in the first half of 1998 increased 33.3% to $.64 from $.48 in the comparable 1997 period. The increases in net income and earnings per share were attributable to a 5.9% increase in net interest income and a 76.1% increase in non-interest income. Return on average assets and return on average equity for the first half of 1998 were 1.22% and 11.70%, respectively, compared to .93% and 9.42% in the comparable period in 1997.


Net Interest Income


         Net interest income during the quarter ended June 30, 1998 increased $194,000 to $4.1 million, up 5.0% from the $3.9 million for the quarter ended June 30, 1997. The increase in net interest income was due largely to an increase in loans of $12.1 million from June 30, 1997 to June 30, 1998. With increased volume, interest and fee income on loans increased 4.8% for the second quarter of 1998 to $6.2 million, $285,000 more than the $5.9 million earned in the same period of 1997. During the second quarter of 1998, income on investment securities decreased $140,000, or 10.0%, to $1.3 million, compared to the second quarter of 1997. Interest expense on deposits increased 3.8% in the second quarter from $3.5 million in 1997 to $3.7 million for the same period in 1998. The net interest margin in the second quarter of 1998 was 4.48% compared to 4.51% in the second quarter of 1997.

         Net interest income during the six months ended June 30, 1998 increased $448,000 to $8.0 million, up 5.9% from the $7.6 million for the six months ended June 30, 1997. Interest and fee income on loans increased 6.8% for the first half of 1998 to $12.2 million, $784,000 more than the $11.4 million earned in the same period of 1997. During the first six months of 1998, income on investment securities decreased $485,000, or 16.4%, to $2.5 million, compared to the first six months of 1997. Interest expense on deposits increased 3.5% in the first half from $7.0 million in 1997 to $7.2 million for the same period in 1998. The net interest margin in the first half of 1998 was 4.46% compared to 4.43% in the first half of 1997.

Provision for Loan Losses

         The provision for loan losses during the quarter ended June 30, 1998 was $84,000, down $32,000, or 27.6%, from the respective period in 1997. This decrease was due primarily to a recovery at a subsidiary bank.

         The provision for loan losses during the six months ended June 30, 1998 was $227,000, up $11,000, or 5.1%, from the respective period in 1997. This increase was due primarily to an increase in total loans for the first half of 1998 of $11.4 million, or 4.3%, to $275.3 million compared to $263.9 million during the first half of 1997.


Non-Interest Income


         For the three months ending June 30, 1998, non-interest income was $550,000, up $177,000, or 47.5%, compared to the respective period in 1997. The increase was predominately attributable to gains recognized from the sale of real estate in the 1998 quarter of $84,000.

         For the six months ending June 30, 1998, non-interest income was $1.5 million, up $667,000, or 76.1%, compared to the respective period in 1997. The increase was predominately attributable to gains recognized from the sale of equity securities of $439,000 and income recorded from mortgage servicing rights of $128,000 in the first quarter of 1998. In addition, in the second quarter of 1998 income recorded from gains on the sale of real estate contributed $84,000 to the increase in non-interest income.



Non-Interest Expense



         Non-interest expense during the second quarter of 1998 increased $87,000, or 3.0%, to $3.0 million compared with the 1997 quarter. The increase was primarily attributable to a 3.7% increase in personnel expenses, and a 3.9% increase in other expenses.

         Non-interest expense during the first six months of 1998 increased $209,000, or 3.6%, to $6.0 million compared with the first six months of 1997. The increase was primarily attributable to a 2.9% increase in personnel expenses, and a 6.3% increase in other expenses, due principally to higher professional fees.



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

         At June 30, 1998, James River had $48.7 million in undisbursed loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $86.7 million in investment securities. Of this amount, only $10.2 million is classified as held-to-maturity and is not readily available for sale. Of the $76.5 million classified as available-for-sale, $8.8 million matures in less than one year, and an additional $40.5 million matures between 1 and 5 years.

         James River has no long-term debt. Almost the entire deposit base is made up of core deposits, with only 8.8% of total deposits composed of certificates of deposit of $100,000 and over.


Capital Resources


         Total shareholders' equity amounted to $42.2 million at June 30, 1998 compared to $40.4 million at December 31, 1997. James River's leverage ratio was 9.94%, with a tier 1 risk-based capital ratio of 16.21% and a total risk-based capital ratio of 17.46%.


RECENT ACCOUNTING CHANGES

         Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative information embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. Although management is currently studying this Statement, James River does not expect this Statement to materially affect its financial condition of results of operations.

         The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities", in April 1998. The SOP requires such costs to be expensed as incurred instead of being capitalized and amortized. It applies to start-up activities and costs of organization of both development stage and established operating entities, and it changes existing practice for some industries. The SOP broadly defines start-up activities as those one-time activities that relate to the opening of a new facility, introduction of a new product or service, doing business in a new territory, initiating a new process in an existing facility, doing business with a new class of customer or beneficiary, or commencing some new operation. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP is not expected to materially affect James River's financial condition or results of operations.

YEAR 2000 PROJECT

State of Readiness

         James River and its subsidiaries have undertaken a variety of measures to ensure that hardware, software, and other date-sensitive equipment will be century date compliant. James River has performed an inventory of all equipment, developed a preliminary impact assessment, and has obtained certifications from its vendors for specific product confirmation. Currently, the Company is in the testing phase, with the emphasis placed on "mission critical" systems. James River has received year 2000 certification from the vendor for the mainframe hardware and software, and will continue testing in the August/September 1998 timeframe. All other applications are moving to the testing phase, with the goal of December 1998 for completion of all testing within the organization.

         James River is also dependent on numerous outside systems for processing, such as: check collections, Automated Clearing House, electronic funds transfer, wire transfer, automated teller machines, and credit card processing. The majority of these outside systems are handled through the Federal Reserve Bank of Richmond. Testing of these applications has been scheduled in the third quarter 1998.

The Costs to Address Year 2000 Issues

         At this stage, James River has incurred no material costs related to year 2000. All research indicates that the costs for meeting the year 2000 requirements should be relatively insignificant, primarily because James River's computer and network systems were established in 1996 and were year 2000 compliant at the time of installation. Additional costs related to testing and software updates are expected to be less than $50,000.

The Risks of Year 2000 Issues

         The primary risk to the Company regarding year 2000 issues is that the ability to process transactions would be lost due to a mainframe hardware or software failure. To mitigate this risk, James River has begun the testing phase. With completion of testing scheduled for year-end 1998, James River would have 1999 to consider options and to remedy any problems.

The Contingency Plan

         James River is in the process of formalizing its contingency plan should the mainframe hardware and software system not be able to process year 2000 transactions. James River has considered manual processing of transactions and is focusing its efforts on the documentation and supplies needed should that be necessary. Purchasing another system does not appear to be a viable option because of cost considerations and because of requisite testing. James River currently is investigating other contingency options.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk - None

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


Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Securities Holders

     James River held its 1998 Annual Meeting of Shareholders on April 30, 1998.
     At  the  Annual  Meeting,   the  following   matters  were  acted  upon  by
     shareholders.


     1. Election of directors. The following persons were elected as directors of James River to serve a one year term, with the votes For and Withheld as indicated below.


DIRECTOR                               FOR            WITHHELD

Harold U. Blythe                    2,500,697          1,158

James E. Butler, Jr.                2,500,622          1,233

Bruce B. Gray                       2,500,697          1,158

Elmon T Gray                        2,500,622          1,233

G. P. Jackson                       2,500,622          1,233

H. R. Higgins, Jr.                  2,500,697          1,158

Ben P. Kanak                        2,500,697          1,158

John A. Ramsey, Jr.                 2,500,697          1,158

Robert E. Spencer, Jr.              2,500,697          1,158

James C. Stewart                    2,500,312          1,543

     2. Ratification of Goodman & Company, L.L.P. as independent auditors for 1998.


                                FOR           AGAINST           ABSTAIN

                             2,491,229        8,300              2,326


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


                                     JAMES RIVER BANKSHARES, INC.



Date:  August 12, 1998               /s/ Donald W. Fulton, Jr.
       ---------------               -------------------------
                                     Donald W. Fulton, Jr., Sr. Vice President
                                     and Chief Financial Officer