Form 10-Q
period 1998-09-30
JAMES RIVER BANKSHARES INC
filed 1998-11-13
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission file number      0-26314

                          JAMES RIVER BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


              VIRGINIA                           54-1740210
       (State of Incorporation)    (I.R.S. Employer Identification No.)

                   1514 HOLLAND ROAD, SUFFOLK, VIRGINIA 23434
              (Address of principal executive officers)(Zip Code)


                                 (757) 934-8100
              (Registrant's Telephone Number, Including Area Code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  X    No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At September 30, 1998, the issuer had 3,720,074 outstanding shares of its $5.00 par value common stock.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                           September 30, December 31,
                                                                               1998         1997
                                                                               ----         ----
                                                                            (unaudited)
ASSETS
  Cash and due from banks                                                   $ 14,832     $ 14,086
  Interest bearing deposits with banks                                         9,706        2,720
  Federal funds sold                                                           2,268       14,382
  Securities available-for-sale, at fair value (amortized cost of $77,136 on September 30, 1998 and $70,764 on
    December 31, 1997)                                                        78,648       71,952
  Securities held-to-maturity, at amortized cost (fair value of $9,956 on September 30, 1998 and $11,244 on
    December 31, 1997)                                                         9,664       11,074
  Loans, net of allowance for loan losses                                    269,938      259,687
  Loans held for sale, net                                                     3,322          789
  Premises and equipment, net                                                  9,650        7,480
  Accrued interest receivable                                                  3,456        2,939
  Intangible assets, net                                                       2,409        2,504
  Other assets                                                                 2,324        2,463
                                                                            --------     --------
    Total Assets                                                            $406,217     $390,076
                                                                            ========     ========

LIABILITIES
  Non-interest bearing deposits                                               41,974       46,490
  Interest bearing deposits                                                  314,942      301,083
                                                                            --------     --------
    Total deposits                                                           356,916      347,573

  Accrued interest payable                                                       793          752
  Federal funds purchased and other short-term borrowings                      2,158           --
  Accounts payable and other liabilities                                       2,891        1,367
                                                                            --------     --------
    Total Liabilities                                                        362,758      349,692
                                                                            --------     --------

SHAREHOLDERS' EQUITY
  Common stock, $5 par, 10,000,000 shares authorized,
    3,720,074 issued and outstanding in 1998 and 3,672,557
    in 1997                                                                   18,600       18,363
  Additional paid-in capital                                                   3,867        3,572
  Retained earnings                                                           19,994       17,663
  Accumulated other comprehensive income                                         998          786
                                                                            --------     --------
    Total Shareholders' Equity                                                43,459       40,384
                                                                            --------     --------
    Total Liabilities and Shareholders' Equity                              $406,217     $390,076
                                                                            ========     ========

The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                                           Three Months Ended           Nine Months Ended
                                                                     --------------------------     ------------------------
                                                                    September 30,   September 30,  September 30, September 30,
                                                                          1998          1997           1998          1997
                                                                          ----          ----           ----          ----
INTEREST INCOME
  Loans                                                              $     6,129   $     6,029    $    18,323   $    17,386
  Investment securities:
    Taxable                                                                1,004         1,079          2,892         3,431
    Exempt from federal income taxes                                         307           286            892           894
  Federal funds sold and other                                               251           114            843           326
                                                                     -----------   -----------    -----------   -----------
      Total Interest Income                                                7,691         7,508         22,950        22,037
                                                                     -----------   -----------    -----------   -----------
INTEREST EXPENSE
  Deposits                                                                 3,710         3,582         10,948        10,575
  Federal funds purchased and other borrowings                                15             2             30            34
                                                                     -----------   -----------    -----------   -----------
      Total Interest Expense                                               3,725         3,584         10,978        10,609
                                                                     -----------   -----------    -----------   -----------
    Net Interest Income                                                    3,966         3,924         11,972        11,428

Provision for Loan Losses                                                    140           119            367           335
                                                                     -----------   -----------    -----------   -----------
    Net Interest Income after Provision for Loan Losses                    3,826         3,805         11,605        11,093
                                                                     -----------   -----------    -----------   -----------
NON-INTEREST INCOME
  Service charges on deposit accounts                                        361           279            991           807
  Other fees and commissions                                                  94           107            269           262
  Net realized gains (losses) on disposition of securities                    17            (1)           455            65
  Other income                                                               137            75            438           257
                                                                     -----------   -----------    -----------   -----------
        Total Non-Interest Income                                            609           460          2,153         1,391
                                                                     -----------   -----------    -----------   -----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                           1,675         1,583          4,939         4,756
  Occupancy                                                                  221           201            615           572
  Equipment                                                                  224           243            671           693
  Directors' fees                                                             84            93            260           272
  Deposit insurance premiums                                                  28            27             84            78
  Other                                                                      820           751          2,449         2,283
                                                                     -----------   -----------    -----------   -----------
      Total Non-Interest Expense                                           3,052         2,898          9,018         8,654
                                                                     -----------   -----------    -----------   -----------
  Income Before Income Taxes                                               1,383         1,367          4,740         3,830

  Provision for Income Taxes                                                 362           399          1,298         1,078
                                                                     -----------   -----------    -----------   -----------
  Net Income                                                         $     1,021   $       968    $     3,442   $     2,752
                                                                     -----------   -----------    -----------   -----------
Net Income per Common Share
  Basic                                                              $      0.27   $      0.26    $      0.93   $      0.75
                                                                     -----------   -----------    -----------   -----------
  Diluted                                                            $      0.27   $      0.26    $      0.91   $      0.74
                                                                     -----------   -----------    -----------   -----------
Cash Dividends Paid per Common Share                                 $      0.10   $      0.09    $      0.30   $      0.27
                                                                     -----------   -----------    -----------   -----------
Weighted Average Number of Shares Outstanding
  Basic                                                                3,717,941     3,665,387      3,697,707     3,676,356
                                                                     -----------   -----------    -----------   -----------
  Diluted                                                              3,811,556     3,708,345      3,791,322     3,719,315
                                                                     -----------   -----------    -----------   -----------

The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)
                  For The Nine Months Ended September 30, 1998

                                                                                                Accumulated
                                                 Shares of              Additional                 Other
                                                   Common      Common     Paid-in    Retained    Comprehen-
                                                   Stock       Stock      Capital    Earnings    sive Income    Total
                                                 ---------   ---------   ---------   ---------    ---------   ---------
Balance - December 31, 1997                      3,672,557   $  18,363   $   3,572   $  17,663    $     786   $  40,384

Comprehensive income                                    --          --          --       3,442          212       3,654

Common stock issued                                  1,157           6          19          --           --          25

Stock options exercised                             46,360         231         276          --           --         507

Cash dividends declared
  ($0.30 per share)                                     --          --          --      (1,111)          --      (1,111)
                                                 ---------   ---------   ---------   ---------    ---------   ---------
Balance - September 30, 1998                     3,720,074   $  18,600   $   3,867   $  19,994    $     998   $  43,459
                                                 =========   =========   =========   =========    =========   =========

The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                    Nine Months Ended
                                                            --------------------------------
                                                              September 30,   September 30,
                                                                  1998            1997
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $  3,442    $  2,752
  Adjustments to reconcile to net cash provided
    by operating activities:
      Provision for loan and other real estate losses                  367         335
      Depreciation and amortization                                    879         896
      Amortization of bond (discounts) and premiums                     10          29
      Gain on disposition of securities                               (455)        (65)
      Gain on sale of loans                                            (33)        (32)
      Gain on sale of fixed assets                                     (84)         --
      Changes in:
        Loans held for sale                                         (2,500)        672
        Interest receivable                                           (517)       (186)
        Other assets                                                  (185)       (245)
        Interest payable                                                41         162
        Other liabilities                                            1,524         820
                                                                  ---------    -------
        Net cash provided by operating activities                    2,489       5,138
                                                                  ---------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from dispositions of securities - available-for-sale      5,517       9,674
  Proceeds from maturities of securities - available-for-sale       20,174       8,396
  Proceeds from maturities of securities - held-to-maturity          1,403         988
  Purchase of securities - available-for-sale                      (31,612)     (2,676)
  Purchases of premises and equipment                               (2,825)       (340)
  Proceeds from sale of premises and equipment                         138          --
  Net increase in loans                                            (10,588)    (23,475)
                                                                  ---------    -------
        Net cash used by investing activities                      (17,793)     (7,433)
                                                                  ---------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in non-interest bearing deposits                     (4,516)     (3,217)
  Net increase in interest bearing deposits                         13,859       5,959
  Issuance of stock                                                    532          80
  Cash dividends paid                                               (1,111)     (1,004)
  Cancellation of shares                                                --        (374)
  Proceeds from short-term borrowings                                2,158          --
                                                                  ---------    -------
        Net cash provided by financing activities                   10,922       1,444
                                                                  ---------    -------
Net decrease in cash and cash equivalents                         $ (4,382)   $   (851)

CASH AND CASH EQUIVALENTS
  Beginning                                                       $ 31,188    $ 20,446
                                                                  ---------    -------
  Ending                                                          $ 26,806    $ 19,595
                                                                  =========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                               $ 10,937    $ 10,447
                                                                  =========   ========
      Income taxes                                                $  1,437    $    993
                                                                  =========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                   $    128    $    436
                                                                  =========   ========

The accompanying notes are an integral part of these financial statements.

                         PART 1 - FINANCIAL INFORMATION

                          JAMES RIVER BANKSHARES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1997 Annual Report to Shareholders on Form 10-K, including the 1997 consolidated financial statements of James River Bankshares, Inc. ("James River").


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

      Cash dividends paid in the first, second, and third quarters of 1998 amounted to $.10 per share per quarter. For the first, second, and third quarters ended September 30, 1997, cash dividends paid amounted to $.09 per share per quarter.



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

      Comprehensive income consists of the following for the nine months ended September 30, 1998.



     Net income                                           $ 3,442,000

     Other comprehensive income                               212,000
                                                          -----------
     Total comprehensive income                           $ 3,654,000
                                                          -----------



      Amounts reclassified to net income from unrealized gains (losses) on securities available-for-sale are shown in the following table.



                                                         Tax
                                          Before-Tax  (Expense)   Net-of-Tax
                                           Amount     or Benefit    Amount
                                          -------     ----------    ------

Unrealized gains (losses) on securities:

     Unrealized holding gains arising
      during the period                   $  779,000  $(270,000)  $  509,000
     Less:  adjustment for gains
      included in net income                (455,000)   158,000     (297,000)
                                           ---------- -----------  ----------

     Net unrealized gains                 $  324,000  $(112,000)  $  212,000
                                          -----------  ---------   ----------



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


FINANCIAL CONDITION

Assets


      Total assets of James River at September 30, 1998 were $406.2 million compared to $390.1 million at December 31, 1997, an increase of $16.1 million or 4.1%. Net loans increased $12.8 million during the first nine months of 1998. Real estate loans increased $2.1 million to $158.5 million at September 30, 1998, and loans held for sale increased $2.5 million for the same period. Investment securities increased $5.3 million, from $83.0 million at December 31, 1997 to $88.3 million at September 30, 1998. Federal funds sold decreased $12.1 million to $2.3 million at September 30, 1998, while interest bearing deposits increased $7.0 million during the first nine months of 1998. Total earning assets increased $13.2 million, or 3.6%, during the same period.

      Average total assets for the three months ended September 30, 1998 increased $21.1 million to $407.3 million from $386.2 million for the three months ended September 30, 1997. In the first nine months of 1998, average total assets increased 4.5%, or $17.3 million, to $401.4 million from $384.1 million in the first nine months of 1997. Average investment securities decreased from $89.1 million for the quarter ended September 30, 1997 to $88.2 million for the quarter ended September 30, 1998. Average total loans increased $10.9 million during the same period. In the first nine months of 1998, average investment securities decreased $9.3 million from $93.9 million in the first nine months of 1997, and average total loans increased $14.7 million during the same period. Average interest bearing deposits and Federal funds sold increased $7.6 million and $2.3 million in the third quarter of 1998 over the same period of 1997, respectively. In the nine months ended September 30, 1998, average interest bearing deposits and Federal funds sold increased $7.3 million and $5.4 million, respectively.

Liabilities


      Total liabilities at September 30, 1998 were $362.8 million compared to $349.7 million at December 31, 1997, a 3.8%, or $13.1 million, increase. Deposits of James River at September 30, 1998 were $356.9 million compared to $347.6 million at December 31, 1997, an increase of 2.7% or $9.3 million. During the first nine months of 1998, non-interest bearing deposits decreased $4.5 million to $42.0 million, while interest bearing checking increased $15.9 million to $53.3 million.

      Average total liabilities for the quarter ended September 30, 1998 were $364.4 million compared to $347.0 million for the quarter ended September 30, 1997, an increase of $17.4 million. Average interest bearing deposits increased $11.4 million in the same period, while average non-interest bearing deposits increased $4.3 million. For the nine months ended September 30, 1998, average total liabilities increased $13.7 million from $345.8 million for the nine months ended September 30, 1997. In the same period, average interest bearing deposits and average non-interest bearing deposits increased $9.7 million and $2.9 million, respectively. Average Federal funds purchased decreased $619,000 in the same period.


Non-performing Assets


      Non-performing assets of James River consist of non-accrual loans and property acquired through foreclosure or repossession. Non-performing assets totaled $311,000 on September 30, 1998, compared to $1.5 million on December 31, 1997. On September 30, 1998, non-accrual loans totaled $173,000, of which $100,000 was secured by real estate. Non-accrual loans totaled $897,000 on December 31, 1997, of which $647,000 was secured by real estate. Foreclosed real estate accounted for $138,000 of non-performing assets at September 30, 1998 compared to $573,000 at December 31, 1997. Management does not anticipate any material loss relating to non-performing assets.

      Loans past due 90 days or more and still accruing were $416,000 and $431,000 on September 30, 1998 and December 31, 1997, respectively. Of these loans, loans secured by real estate totaled $255,000 on September 30, 1998 and $233,000 on December 31, 1997.

      The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $1.8 million and $2.0 million at September 30, 1998, and December 31, 1997, respectively. The portion of the allowance for loan losses allocated to the impaired loan balance was $254,000 and $423,000 at September 30, 1998, and December 31, 1997, respectively.

      The allowance for loan losses is maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above. No additional provisions, other than ordinary provisions, are being made to the allowance for loan losses.

      James River's allowance for loan losses of $3.7 million was 1.34% of total loans on September 30, 1998. On December 31, 1997, the allowance for loan losses of $3.5 million was 1.31% of total loans.

RESULTS OF OPERATIONS

Net Operating Results


      For the quarter ended September 30, 1998, James River's net income was $1,021,000 compared to $968,000 for the same period of 1997, a 5.5% increase. Diluted earnings per share in the third quarter increased 3.9% to $.27 in 1998 from $.26 in 1997. The increases in net income and earnings per share were attributable to a 1.1% increase in net interest income and a 32.4% increase in non-interest income. Return on average assets and return on average equity were 1.00% and 9.53%, respectively, in the third quarter of 1998 compared to 1.00% and 9.87% in the comparable period in 1997.

      For the nine months ended September 30, 1998, James River's net income was $3,442,000 compared to $2,752,000 for the same period of 1997, a 25.1% increase. Diluted earnings per share in the first nine months of 1998 increased 23.0% to $.91 from $.74 in the comparable 1997 period. The increases in net income and earnings per share were attributable to a 4.8% increase in net interest income and a 54.8% increase in non-interest income. Return on average assets and return on average equity for the first nine months of 1998 were 1.14% and 10.96%, respectively, compared to .96% and 9.57% in the comparable period in 1997.


Net Interest Income


      Net interest income during the quarter ended September 30, 1998 increased $42,000 to $4.0 million, up 1.1% from the $3.9 million for the quarter ended September 30, 1997. The increase in net interest income was due largely to an increase in loans of $10.6 million from September 30, 1997 to September 30, 1998. With increased volume, interest and fee income on loans increased 1.7% in the third quarter of 1998 to $6.1 million, $99,000 more than the $6.0 million earned in the same period of 1997. During the third quarter of 1998, income on investment securities decreased $53,000, or 3.9%, to $1.3 million, compared to the third quarter of 1997. Interest expense on deposits increased 3.6% in the third quarter from $3.6 million in 1997 to $3.7 million for the same period in 1998. The net interest margin in the third quarter of 1998 was 4.34% compared to 4.51% in the third quarter of 1997.

      Net interest income during the nine months ended September 30, 1998 increased $544,000 to $12.0 million, up 4.8% from the $11.4 million for the nine months ended September 30, 1997. Interest and fee income on loans increased 5.4% in the first nine months of 1998 to $18.3 million, $937,000 more than the $17.4 million earned in the same period of 1997. During the first nine months of 1998, income on investment securities decreased $541,000, or 12.5%, to $3.8 million, compared to the first nine months of 1997. Interest expense on deposits increased 3.5% in the first nine months from $10.6 million in 1997 to $10.9 million for the same period in 1998. The net interest margin in the first nine months of 1998 was 4.42% compared to 4.44% in the first nine months of 1997.

Provision for Loan Losses



      The provision for loan losses during the quarter ended September 30, 1998 was $140,000, up $21,000, or 17.7%, from the respective period in 1997.

      The provision for loan losses during the nine months ended September 30, 1998 was $367,000, up $32,000, or 10.0%, from the respective period in 1997. This increase was due primarily to an increase in total loans of $10.6 million, or 4.0%, to $277.0 million at September 30, 1998, compared to $266.4 million at September 30, 1997.


Non-Interest Income


      For the three months ending September 30, 1998, non-interest income was $609,000, up $149,000, or 32.4%, compared to the respective period in 1997. The increase was predominately attributable to service charges on deposit accounts.

      For the nine months ending September 30, 1998, non-interest income was $2.2 million, up $762,000, or 54.8%, compared to the respective period in 1997. The increase was predominately attributable to gains recognized from the sale of equity securities of $439,000 and income recorded from mortgage servicing rights of $128,000 in the first quarter of 1998. In addition, in the second quarter of 1998 income recorded from gains on the sale of real estate contributed $84,000 to the increase in non-interest income.



Non-Interest Expense



      Non-interest expense during the third quarter of 1998 increased $154,000, or 5.3%, to $3.0 million compared with the 1997 quarter. The increase was primarily attributable to a 5.8% increase in personnel expenses due in part to staffing branch offices scheduled to open in the fourth quarter of 1998, and a 9.1% increase in other expenses. The increase in non-interest expense is partially attributable to costs associated with the opening of James River's administrative office building and the scheduled openings of four branch banking offices during the fourth quarter of 1998. It is expected that non-interest expense will continue to increase at above normal levels as a result of these factors, as well as start-up costs associated with the formation of a new mortgage subsidiary.

      Non-interest expense during the first nine months of 1998 increased $364,000, or 4.2%, to $9.0 million compared with the first nine months of 1997. The increase was primarily attributable to a 3.9% increase in personnel expenses, and a 7.2% increase in other expenses, due in part to higher professional fees.



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

      At September 30, 1998, James River had $57.7 million in undisbursed loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $88.3 million in investment securities. Of this amount, only $9.7 million is classified as held-to-maturity and is not readily available for sale. Of the $78.6 million classified as available-for-sale, $8.3 million matures in less than one year, and an additional $44.5 million matures between 1 and 5 years.

      James River has no long-term debt. Almost the entire deposit base is made up of core deposits, with only 9.0% of total deposits composed of certificates of deposit of $100,000 and over.


Capital Resources


      Total shareholders' equity amounted to $43.5 million at September 30, 1998 compared to $40.4 million at December 31, 1997. James River's leverage ratio was 9.92%, with a tier 1 risk-based capital ratio of 15.84% and a total risk-based capital ratio of 17.10%.


RECENT ACCOUNTING CHANGES

      Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative information embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. Although management is currently studying this Statement, James River does not expect this Statement to materially affect its financial condition or results of operations.

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

YEAR 2000 PROJECT


State of Readiness

      In its evaluation of Year 2000 readiness, James River and its subsidiaries have examined their internal information technology systems, environmental systems, and other non-information technology products and date sensitive issues. In addition, James River has communicated with suppliers and significant customers to determine their state of readiness.

      James River's Year 2000 Plan, which was approved in the fall of 1997 by the Board of Directors, detailed the phases involved in the management of the Year 2000 project, and James River is on target with the original dates projected for each phase of the project. The phases and timetable for completion of each remaining phase is described below.

      Awareness Phase - Completed third quarter 1997;
      Assessment Phase - Completed first quarter 1998;
      Renovation Phase - No significant renovation to existing systems (hardware and software systems were Year 2000 compliant when purchased); Validation Phase - Testing currently on-going, to be completed by year end 1998; and
      Implementation Phase - Completion no later than first quarter 1999.

      In the third quarter of 1998, James River entered into an agreement with SBS Data Services, Inc. under which SBS will perform the data processing function for James River. The decision to outsource this function was a business decision and was not driven by Year 2000 issues or concerns about the Company's ability to process in the new century. SBS provides data processing services to many other banking companies and is subject to examination by Federal banking authorities. SBS utilizes the same computer hardware and software currently used by James River and has provided Year 2000 compliance certifications.

      In the validation phase currently in progress, testing has been performed or is scheduled to be performed on the hardware and software for "mission critical" systems and for all other software applications and hardware as well. Also, testing is scheduled to be performed on all environmental systems including security systems, heating and air conditioning units, and vault timers among others, during the fourth quarter of this year.

      Several significant outside systems that James River is dependent upon are provided by the Federal Reserve Bank of Richmond. Testing of these systems will occur in the fourth quarter of 1998 and, potentially, into early 1999. The schedule for testing these systems was delayed as the result of an internal reorganization of the accounting and operations functions within the company. James River decided to delay the testing until the reorganization was completed in order to provide adequate testing of the systems that will be in place at Year 2000. In addition, James River relies upon outside sources for investment securities accounting and custodial services and stock transfer services. In each case, James River has been provided with information regarding Year 2000 readiness and plans testing of these services in the first quarter of 1999. James River also relies upon SBS Corporation for disaster recovery services for its data processing. Upon transfer of data processing to SBS, disaster recovery will continue to be provided by SBS at a back-up facility. SBS is subject to examination by the Federal Financial Institutions Examination Council (FFIEC) Task Force on Year 2000. James River plans to conduct its own testing of the disaster recovery capabilities in the fourth quarter of 1998 or the first quarter of 1999.

      In the quarter just ended, James River's subsidiary banks completed an assessment of large commercial loan customers for compliance with Year 2000 issues, and are preparing a second written communication to all customers regarding the status of the Company's Year 2000 efforts. James River is committed to customer awareness and internal employee awareness for Year 2000. The company newsletter, as well as training sessions, are utilized to keep employees informed.

      James River's efforts to address Year 2000 issues are subject to guidelines established by the FFIEC. Consequently, the Company's plan, and its progress in implementing that plan, are subject to periodic examination by the Federal Reserve Bank of Richmond.

The Costs to Address the Company's Year 2000 Issues

      At this stage, James River has incurred no material incremental costs related to Year 2000. Research still supports the belief that any costs for meeting the Year 2000 requirements will be insignificant. The Company's projections for this project stand at $50,000, which is unchanged from the Company's initial estimates. In addition, a non-cash charge of approximately $61,000 may be incurred in 1999 to maintain back-up computer capabilities.

The Risks of the Company's Year 2000 Issues

      James River is subject to a variety of Year 2000 risks for which there are no means to measure, test, or control. One such risk is that suppliers or vendors upon whom James River depends will not be Year 2000 ready. James River also is subject to difficulties experienced by local governments and businesses and those on a state or national level that could have ramifications upon this business and/or that of significant customers.

      Another significant risk to the Company for Year 2000 is the failure of one or more business entities that have considerable loan volume with one or more of the subsidiary banks. To assess that risk, James River recently completed a survey of large commercial loan customers in an effort to assess the ability of such customers to continue successfully past the century date change. Preliminary results of this process showed no significant risks. James River will continue to analyze those customers and their efforts to comply with the requirements of Year 2000 for their business systems. Loan agreements allow the Company to monitor these businesses and their financial performance to ensure their on-going preparedness for Year 2000.

The Company's Contingency Plans

      James River continues to evaluate contingency plans with respect to the Year 2000 issue. The manual processing of teller work as well as other transactions such as loan payments, general ledger entries, etc. will be the focus of the Company's contingency plan. Also, in conjunction with its decision to enter into the data processing agreement with SBS, James River decided to retain and maintain its current mainframe computer as part of the contingency back-up plan.

        Item 3. Quantitative and Qualitative Disclosures about Market Risk

      James River's primary market risk is exposure to interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of James River's interest-earning assets and interest-bearing liabilities. There were no material changes in James River's market risk management strategy, as stated in James River's 1997 annual report, during the first three quarters of 1998.

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


Item 2.           Changes in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Securities Holders - None

Item 5.           Other Information

      The Securities and Exchange Commission ("SEC") recently amended its proxy rules to provide that a registrant, such as James River, may specify, in its proxy statement or form of proxy for its annual meeting of shareholders, that proxies solicited by the registrant will confer discretionary authority to vote with regard to matters that may be raised at the meeting, including matters to be raised by shareholders that were not properly submitted to the registrant as shareholder proposals in accordance with SEC Rule 14a-8, if the registrant did not have notice of such matters at least 45 days before the date on which the registrant first mailed its proxy materials for the prior year's annual meeting of shareholders. James River first mailed its proxy materials for its 1998 Annual Meeting of Shareholders on March 30, 1998. Under the SEC's amended proxy rules, the 45-day deadline for notice to James River of non-rule 14a-8 matters to be raised at James River's 1999 Annual Meeting of Shareholders is February 14, 1999.

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




                                    JAMES RIVER BANKSHARES, INC.



Date:  November 10, 1998            /s/ Donald W. Fulton, Jr.
-----------------------------       -----------------------------------------
                                    Donald W. Fulton, Jr., Sr. Vice President
                                    and Chief Financial Officer