Form 10-K
period 1998-12-31
JAMES RIVER BANKSHARES INC
filed 1999-03-26
CIK 935037

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

                   For the fiscal year ended December 31, 1998
                         Commission File Number 0-26314

                          JAMES RIVER BANKSHARES, INC.

            Virginia                                        54-1740210
       State of Incorporation                    IRS Employer Identification No.

                   1514 Holland Road, Suffolk, Virginia 23434

       Registrant's telephone number, including area code: (757) 934-8100

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 1998: Common Stock - $55,044,773.

      The number of shares outstanding of the registrant's common stock as of March 16, 1998: 3,741,230.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 ("Annual Report") are incorporated by reference in Part I and Part II of this Form 10-K.

      Certain information appearing elsewhere in this report contains forward looking statements that are subject to risks and uncertainties that could cause the Company's future results to differ materially from those anticipated in these forward looking statements. These forward looking statements include, but are not limited to, statements regarding management's goals to improve profitability, make strategic acquisitions, prepare the Company for Year 2000, and other risks, expectations, or goals. Risks and uncertainties that may affect the financial condition and results of operations of the Company include, but are not limited to, general economic and business conditions, competition from banks and other financial service providers, new financial products and services, risks inherent in making loans, including repayment risks and changing collateral value, changing trends in customer profiles, technological changes, changes in laws and regulations applicable to James River and its subsidiaries, and risk related to Year 2000, including the risks associated with vendors and their suppliers and risks from customers. Although James River believes that its expectations with respect to any forward looking statements are based upon reasonable assumptions within the limits of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from any future results that may be expressed or implied by forward looking statements.

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

      In May 1998, FCB converted from a federal savings bank charter to a Virginia state chartered bank and changed its name to First Colonial Bank. Prior to its conversion, FCB sold the assets of its consumer finance company subsidiaries, Family Finance Corporation and Family Finance of Virginia, Inc., to the Company.

      In October 1998, Mortgage Company of James River, Inc.("MCJR") was formed as an operating subsidiary of JRB. MCJR is a residential mortgage lending operation based in Richmond, Virginia and initially plans to originate mortgage loans from Hampton Roads in the Southeastern portion of Virginia through Richmond and Charlottesville in the Central portion of the state. MCJR actually commenced its lending operations in early 1999.

      Also, in 1998, BIW changed its name to James River Bank/Colonial ("JRBC") in conjunction with the opening of two branch offices on the Hampton Roads Peninsula.

      James River now has four operating bank subsidiaries with a total of 24 banking offices that conduct operations from the Tidewater region of Southeastern Virginia to the tri-city areas of Hopewell, Petersburg and Colonial Heights in South-central Virginia.

      James River has also entered into an Agreement and Plan of Merger dated February 17, 1999 ("Merger Agreement") with the State Bank of Remington, Inc. ("State Bank"). Under the terms of the Merger Agreement, State Bank would become a wholly owned subsidiary of James River and would conduct operations as a free standing banking subsidiary. The Merger Agreement provides that shareholders of State Bank would receive 2.9 shares of James River common stock for each outstanding share of State Bank common stock. State Bank has approximately 291,000 shares of common stock outstanding. The proposed merger is subject to regulatory and shareholder approval and to certain other conditions set forth in the Merger Agreement. Subject to satisfaction of these conditions, James River expects the transaction to close in the third quarter of 1999 and to be accounted for as a pooling of interests.

Operations of James River's Banking Subsidiaries

      General. All of the banking subsidiaries provide a wide range of financial services primarily to individuals and to small and medium-sized businesses. These services include individual and commercial demand and time deposits, commercial and consumer loans, traveler's checks, safe deposit facilities, U.S. Government Savings Bonds, collection items, and official checks. BOS and JRBC are authorized to provide trust services but do not currently do so.

      BOS was formed in 1967 and has seven branches in Suffolk, Virginia and one office in Chesapeake, Virginia, which was opened in October 1998. FCB was formed in 1972 and commenced operations in 1975. Based in Hopewell, Virginia, FCB has seven branches located in Hopewell, Petersburg, Colonial Heights, and the counties of Dinwiddie and Chesterfield. JRB was chartered in 1933. Its main office is in Waverly, Virginia. It operates a total of six branches in the Sussex and Southhampton Counties and the city of Franklin. JRBC was formed in 1971 in Smithfield, Virginia. In the fourth quarter of 1998, it opened two additional offices in Newport News and Grafton, Virginia.

      Credit Policies. James River's banking subsidiaries employ written policies and procedures to manage credit risk. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for on-going identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with internal policies.

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

      The following table sets forth the composition of the loan portfolio of James River's banking subsidiaries on a restated consolidated basis (by percentage) for the five years ended December 31, 1998. The amounts reported below for 1994 include FCB's applicable balances as of June 30 for the period indicated.


                         Loan Portfolio by Percentage


                                               December 31,
                             -----------------------------------------------
                               1998      1997      1996     1995      1994
                               ----      ----      ----     ----      ----
                                          (dollars in thousands)
         Commercial              12.1%     13.1%     9.7%     11.6%     8.9%
         Real estate-
           commercial            18.0%     19.2%     8.5%      7.6%    10.2%
         Real estate-
           construction
           and land
           development            9.0%      7.5%     6.0%      4.0%     2.4%
         Real estate-
           mortgage              51.3%     49.4%    64.8%     66.7%    63.9%
         Agricultural             0.9%      1.8%     1.0%      0.6%     0.5%
         Installment              8.7%      9.0%    10.0%      9.5%    14.1%
                             ------------------------------------------------
             Total Loans        100.0%    100.0%   100.0%    100.0%   100.0%

         Total Loans         $275,607  $263,219 $243,104  $208,143 $174,225
                             ------------------------------------------------


      James River's service area provides lending opportunities to small businesses, farmers, and a wide range of consumers. Most of the small businesses are either retail or agribusiness companies. The loan portfolio set forth above for James River's banking subsidiaries is 79.4% collateralized by first and second deeds of trust on residential and commercial real estate. This heavy collateralization by real estate requires an ascertainment of property values in the service areas and lending on the appropriate loan-to-value ratios.

      Commercial. Commercial loans represented 30.1% of James River's total loan portfolio on December 31, 1998. Commercial loans are used to purchase commercial real estate, to purchase capital equipment, to support letters of credit and to fund inventory purchases. To support all of the commercial business credits, borrowers' financials are kept current and are analyzed to determine repayment through cash flows and annual earnings. Because most of these businesses are small, principal owners generally are asked to personally guarantee the credit.

      Agricultural. At December 31, 1998, agricultural loans totaled $2.5 million. These were all farm operating loans including loans secured by farm equipment. Loans secured by farm equipment have annual payments and are part of the loan portfolio with maturities of up to five years.

      Real Estate Construction and Land Development. Real estate construction and land development loans amounted to $24.8 million or 9.0% of the loan portfolio at December 31, 1998. Most of these loans were made to either homeowners who were having their own home built or to contractors who were building a residence under contract. In addition, the Company provides financing to contractors form residential real estate construction that is not pre-sold.

      Real Estate Mortgage. At December 31, 1998, 94.9% of the real estate mortgages were residential mortgages on one to four family units. These loans were either open ended adjustable rate mortgages ("ARMS"), amortized monthly, predominately on a 20 year amortized basis, or closed end balloon loans, monthly amortized and based on 15 or 20 year amortization. Both the ARMs and the balloons have one, three or five year adjustable rates. $10.1 million were real estate loans to individuals used for farm purchases and multifamily residential properties.

      Installment. On December 31, 1998, 8.7% of total loans were consumer and installment loans. Installment loans include home improvement loans, automobile loans and personal unsecured loans. James River's banking subsidiaries, on consumer collaterized loans, generally use loan to value ratios of 75%.

Loan Portfolio

      As described above, the portfolio of James River's banking subsidiaries is comprised of commercial loans, agricultural loans, real estate loans, and installment loans. Net loans consist of total loans minus the allowance for loan losses, unearned discounts, and deferred loan fees. Net loans were $275.5 million at December 31, 1998, 5.76% more than net loans of $260.5 million at December 31, 1997. The average balance of total loans as a percentage of average earning assets was 72.2%, 72.1%, 67.4%, 66.0% and 61.0% for 1998, 1997, 1996,
1995 and 1994, respectively. James River's banking subsidiaries had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 1998, 1997, 1996, 1995, or 1994.

      In the normal course of business, James River's banking subsidiaries make various commitments and incur certain contingent liabilities which are disclosed but not reflected in its financial statements. These commitments and contingent liabilities include commitments to extend credit and standby letters of credit. At December 31, 1998, commitments for standby letters of credit totaled $1.7 million and commitments to extend credit were $65.1 million. At December 31, 1997, commitments for standby letters of credit totaled $1.6 million and commitments to extend credit totaled $40.1 million.

      Interest income on installment, commercial, and real estate mortgage loans is computed on the principal balance outstanding. Most loans carry an interest rate tied to the base rate of James River's banking subsidiaries, which is generally the Wall Street Journal prime rate.

      The following table summarizes the composition of the loan portfolio at the dates indicated for James River's banking subsidiaries. The amounts reported below for 1994 include FCB's applicable balances as of June 30, 1994.

                                    Loan Portfolio

                                              December 31,
                         -----------------------------------------------------
                            1998      1997       1996       1995      1994
                            ----      ----       ----       ----      ----
                                        (dollars in thousands)
Commercial                $  33,266 $  34,513   $ 23,689   $ 24,224  $ 15,463
Real estate-commercial       49,495    50,522     20,606     15,780    17,730
Real estate-construction
  and land development       24,838    19,683     14,520      8,317     4,151

Real estate-mortgage        141,484   130,055    157,605    138,851   111,403

Agricultural                  2,536     4,802      2,256      1,102       945

Installment                  23,988    23,644     24,428     19,869    24,533
                         -----------------------------------------------------
  Total Loans               275,607   263,219    243,104    208,143   174,225
Less:
  Allowance for loan
   losses                     3,827     3,457      3,176      2,891     2,691
  Unearned discount              17        25         38         60       122
  Deferred loan
   fees (costs)                (129)       50        169        159       106
                         -----------------------------------------------------
    Net loans receivable    271,892   259,687    239,721    205,033   171,306
Loans held for sale           3,599       789      1,192      1,483     3,677
    Net loans             $ 275,491 $ 260,476   $240,913   $206,516  $174,983
                           ========  ========   ========   ========   =======

      Set forth below is information regarding the maturity of loans for James River's banking subsidiaries at December 31, 1998:

                           Maturity Schedule of Loans

                                             December 31, 1998
                                 ------------------------------------------
                                           Over One
                                 One Year   through   Over Five   Total
                                  or Less  Five Years   Years     Loans
                                  -------  ----------   -----     -----
                                         (Dollars in thousands)

Commercial                        $  8,489   $ 19,063  $  5,714   $ 33,266
Real estate-commercial               7,051     14,059    28,385     49,495
Real estate-construction
  and land development              13,720      3,141     7,977     24,838
Real estate-mortgage                13,833     32,362    95,289    141,484
Agricultural                           932      1,262       342      2,536
Installment                          8,560     14,779       649     23,988
                                    ------    -------    ------    -------
  Total                           $ 52,585   $ 84,666  $138,356   $275,607
                                  ========   ========  ========   ========
Loans maturing after one year
  with predetermined rates                                         118,879
Loans maturing after one year
  with variable rates                                              104,143
                                                                  --------
  Total                                                           $223,022
                                                                  ========


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

      An analysis of the allowance for loan losses, including charge off activity is presented below for James River's banking subsidiaries for the periods indicated. The amounts reported below for 1994 include FCB's applicable balances as of June 30 for the period indicated.

                            Allowance for Loan Losses


                                        December 31,
                    -----------------------------------------------------
                       1998      1997       1996      1995       1994
                       ----      ----       ----      ----       ----
                                     (dollars in thousands)
Balance, beginning
  of period           $  3,457  $  3,176   $  2,891   $ 2,691   $  2,258
                    -----------------------------------------------------

Less charge offs:
  Commercial                59        12         17        71         25
  Installment              174       187        152        73         56
  Real Estate               21        70        133        64        169
                    -----------------------------------------------------
    Total Charge offs      254       249        302       208        250
                    -----------------------------------------------------

Plus recoveries:
  Commercial                 8        58         10        23         30
  Installment               56        30         15        57         26
  Real estate               53         3         71         4         34
                    -----------------------------------------------------
    Total recoveries       117        91         96        84         90
                    -----------------------------------------------------

Net charge offs            137       158        206       124        160
                    -----------------------------------------------------

Provision for loan
  losses                   507       439        491       341        593
                    -----------------------------------------------------

Adjustment to
  conform fiscal year        -         -          -       (17)         -
                    -----------------------------------------------------

Balance end of
  period              $  3,827  $  3,457   $  3,176   $ 2,891   $  2,691
                    -----------------------------------------------------

Allowance for loan
losses to period end
total loans               1.37%     1.31%      1.30%     1.38%      1.51%

Allowance for loan losses
to nonaccrual loans     981.28    385.40   1,091.41    388.05     165.60

Average total loans    272,842   258,988    228,009   191,650    169,096

Net charge offs
to average loans          0.05%     0.06%      0.09%     0.06%      0.09%

      A breakdown of the allowance for loan losses for James River's banking subsidiaries at the periods indicated is provided in the following table; however, management of James River does not believe that the allowance for loan losses can be fragmented by category with any precision that would be useful to investors. The breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance for loan losses as a whole. Because all of these factors are subject to change, the breakdown is not necessarily indicative of the category of future loan losses. The amounts reported below for 1994 include FCB's applicable balances as of June 30 for the period indicated.

               Allocation of Allowance for Loan Losses in Dollars

                                           December  31,
                         -----------------------------------------------------
                            1998       1997      1996       1995      1994
                            ----       ----      ----       ----      ----
                                        (dollars in thousands)
Commercial                  $   600    $   846   $   625    $   516   $   902
Real estate-commercial        1,479      1,161     1,152      1,004       790
Real estate-construction
  and land development          145         85        84         75         8
Real estate-mortgage            647        808       852        950       658
Agricultural                    221        176        21         22        92
Installment                     735        381       442        324       241
                         -----------------------------------------------------
Total allowance for
  loan losses              $  3,827   $  3,457  $  3,176   $  2,891  $  2,691
                         -----------------------------------------------------

      The following table sets forth the composition of the loan portfolio of James River's banking subsidiaries on a consolidated basis (by percentage) for the five years ended December 31, 1998. The amounts reported below for 1994 include FCB's applicable balances as of June 30 for the period indicated.

                  Amount of Loans to Gross Loans by Percentages

                                               December 31,
                         -----------------------------------------------------
                            1998       1997      1996       1995      1994
                            ----       ----      ----       ----      ----
Commercial                    12.1%      13.1%      9.7%      11.6%      8.9%
Real estate-commercial        18.0%      19.2%      8.5%       7.6%     10.2%
Real estate-construction
  and land development         9.0%       7.5%      6.0%       4.0%      2.4%
Real estate-mortgage          51.3%      49.4%     64.8%      66.7%     63.9%
Agricultural                   0.9%       1.8%      1.0%       0.6%      0.5%
Installment                    8.7%       9.0%     10.0%       9.5%     14.1%
                         -----------------------------------------------------
    Total loans              100.0%     100.0%    100.0%     100.0%    100.0%
                         -----------------------------------------------------

      The following table details information concerning nonaccrual, restructured and past due loans, as well as foreclosed assets for James River's banking subsidiaries, for the dates indicated. The amounts reported below for 1994 include FCB's applicable balances as of June 30 for the period indicated.

                              Non-performing Assets

                                       December 31,
                    -----------------------------------------------------
                       1998      1997       1996      1995       1994
                       ----      ----       ----      ----       ----
                                     (dollars in thousands)
Nonaccrual loans       $   390   $   897    $   291   $   745   $  1,625
Foreclosed assets          264       573        171         4        496
                    -----------------------------------------------------
  Total
   non-performing
   assets              $   654   $ 1,470    $   462   $   749   $  2,121
                    -----------------------------------------------------
Loans past due 90
  or more days
  accruing interest    $   427   $   431    $   857   $   683    $   203
Non-performing
  loans to total loans,
  at period end           0.14%     0.34%      0.12%     0.36%      0.91%
Non-performing
  loans to period end
  loans and foreclosed
  assets                  0.14%     0.34%      0.12%     0.36%      0.91%

      As of  December  31,  1998,  loans 30 days or more  delinquent  for  James
River's banking subsidiaries totaled $4.7 million, which includes those non-performing loans above that have possible credit problems and cause management to have concerns about the borrowers' continuing ability to comply with existing repayment terms. Of these potential problem loans, $3.1 million are secured by security interests in real estate.

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

      The recorded investments in impaired loans requiring an allowance for loan losses as determined in accordance with SFAS No. 114 were $1,408,000, $2,017,000 and $3,137,000 at December 31, 1998, 1997 and 1996, respectively. The impaired loans at December 31, 1998, consisted of $35,000 of commercial, $78,000 real estate-commercial, $1,151,000 real estate mortgage, $120,000 agricultural loans, and $24,000 personal loans. The impaired loans at December 31, 1997, consisted of $227,000 of commercial, $818,000 real estate-commercial, $386,000 real estate mortgage, and $586,000 agricultural loans. The impaired loans at December 31, 1996, consisted of $1,871,000 of commercial and $1,266,000 real estate-commercial loans. All of the impaired loans at December 31, 1998, 1997 and 1996, were measured using the fair value of collateral method. The portion of the allowance for loan losses allocated to the impaired loan balance was $162,000, $423,000 and $558,000 at December 31, 1998, 1997 and 1996,
respectively.

Investments

      The carrying value of the investment portfolio of James River and its subsidiaries was $89.0 million at December 31, 1998, compared to $83.0 million at December 31, 1997. The average balance of the investment portfolio decreased $6.4 million or 6.9% in 1998 compared to 1997. The average balance of the portfolio decreased 10.1%, or $10.3 million, in 1997.

      At December 31, 1998, 1997, and 1996, there was no obligation of any issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. agencies and corporations, which in the aggregate exceeded 10% of shareholders' equity.

      The market value of James River and its subsidiaries Held-to-Maturity securities was 102.6% and 101.5% of carrying value at years ended December 31, 1998 and 1997, respectively.

      The following table summarizes the carrying values of securities for James River and its subsidiaries for the dates indicated.

                               Securities Portfolio

                                                    December 31,
                                         --------------------------------
                                            1998      1997       1996
                                            ----      ----       ----
                                                (dollars in thousands)
U. S. Treasury and other government        $ 50,211  $ 43,535   $ 62,576
  agencies
State and political subdivisions             27,411    25,789     26,712
Other securities                             11,065    13,701     14,198
                                         --------------------------------
    Total Securities                       $ 89,017  $ 83,025   $103,486
                                         --------------------------------

      The following table sets forth the maturity distribution and weighted average yields of the investment portfolio of James River and it subsidiaries at December 31, 1998. The weighted average yields are calculated on the basis of book value of the investments portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount. Yields on tax-exempt investments have been computed on a tax equivalent basis assuming a federal tax rate of 34%.

                            Maturities of Investments

                                                December 31, 1998
                                         --------------------------------
                                                              Weighted
                                            Book     Market    average
                                           Value      Value     yield
                                           -----      -----     -----
                                             (Dollars in thousands)
U.S. Treasury securities
  One year or less                         $  2,353   $ 2,379      4.46%
  After one year to five years                4,131     4,310      4.65%
  After five years to ten years                 514       523      4.72%
  After ten years                                 -         -
                                           --------   -------
    Total                                     6,998     7,212      4.59%
                                           --------   -------
Federal agency securities
  One year or less                            1,260     1,254      6.37%
  After one year to five years               28,210    28,419      5.34%
  After five years to ten years               5,068     5,057      5.90%
  After ten years                             8,202     8,269      6.06%
                                           --------   -------
    Total                                    42,740    42,999      5.68%
                                           --------   -------

State and political subdivisions
 securities
  One year or less                            2,197     2,220      5.14%
  After one year to five years               10,493    10,795      5.66%
  After five years to ten years              13,647    14,054      6.26%
  After ten years                               696       717      6.59%
                                           --------    ------
    Total                                    27,033    27,786      5.94%
                                           --------    ------
Federal Reserve Bank Stock and other
 equity stock
  One year or less                                -         -
  After one year to five years                    -         -
  After five years to ten years                   -         -
  After ten years                             3,047     3,069          -
                                           --------   -------
    Total                                     3,047     3,069          -
                                           --------   -------

Other debt securities
  One year or less                              100       102      6.12%
  After one year to five years                  509       522      5.12%
  After five years to ten years                   -         -          -
  After ten years                             7,372     7,555      6.41%
                                           --------  --------
    Total                                     7,981     8,179      6.34%
                                           --------  --------
  Total securities                           87,799    89,245      5.68%
                                           --------  --------
  Unrealized gain on securities
   available-for-sale                         1,218         -
                                           --------  --------
  Total securities at period end           $ 89,017   $89,245
                                           --------  --------

Deposits

      James River's banking subsidiaries primarily use deposits to fund their loan and investment portfolios. Since the end of 1996, as demonstrated below, James River's banking subsidiaries have continued to experience deposit growth, especially in interest bearing checking, non-interest bearing checking, and time deposits. Average balances in total deposits increased from $268.1 million in 1995 to $321 million in 1996, a growth of $52.9 million or 19.8%. Approximately 60% of the increase in average total deposits in 1996 was attributable to the deposit base purchased by JRB in the Franklin and Courtland branches. For the comparable period ending December 31, 1997, average total deposits increased $22.2 million or 6.9%. For the period ending December 31, 1998, average total deposits increased $14.4 million, or 4.1%.

      The following table details the average amount of, and the average rate paid on, the following primary deposit categories for James River's banking subsidiaries for the periods indicated.

                     Average Deposits and Average Rates Paid

                                      Years ended December 31,
                        ---------------------------------------------------
                             1998             1997              1996
                        ---------------- ----------------  ----------------

                        Average Average  Average Average   Average   Average
                        Balance  Rate    Balance  Rate     Balance    Rate
                                      (Dollars in thousands)

Interest-bearing deposits:
  Checking             $  47,956  2.83%   $  37,023  2.56%  $  36,242  2.67%
  Money market savings    23,135  3.52%      23,391  3.22%     23,035  3.31%
  Regular savings         46,087  3.26%      48,601  3.35%     47,613  3.42%
  Certificates of
   deposit:
    $100,000 and over     33,588  3.78%      29,396  4.59%     24,834  5.61%
    Under $100,000       164,233  5.92%     165,010  5.75%    155,254  5.66%
                        --------           --------           -------
Total interest-bearing
 deposits                314,999  4.66%     303,421  4.67%    286,978  4.72%
Non-interest bearing      42,575             39,789            34,059
                        --------           --------           -------
Total deposits         $ 357,574  4.10%   $ 343,210  4.12%  $ 321,037  4.22%
                       =========          =========         =========


      The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more for James River's banking subsidiaries as of December 31, 1998:

                      Maturities of CDs of $100,000 or More
                              at December 31, 1998



                                                   Amount                Percent
                                                   ------                -------

                                                        (Dollars in  thousands)

Three months or less                              $   7,109                  20.7%
Over three months to twelve months                   15,008                  43.7%
Over twelve months                                   12,190                  35.5%
                                                 ----------                  -----
                                                     34,307                 100.0%
                                                 ==========                 ======



      Certificates of deposit in amounts of $100,000 or more at December 31, 1998 and 1997 were $34.3 million and $32.9 million, respectively. The balance of $32.9 million at December 31, 1997, represented 16.9% of total certificates of deposit. The December 31, 1998 amount represents 16.9% of the total certificates of deposit balance of $203.1 million at that date.

      James River's banking subsidiaries do not accept brokered deposits, and all large certificates of deposit are community based.

Short-Term Borrowings

      James River's banking subsidiaries occasionally find it necessary to purchase federal funds on a short-term basis due to fluctuations in loan and deposit levels. James River's banking subsidiaries have several arrangements pursuant to which they may purchase funds. Borrowings of James River's banking subsidiaries include the purchase and sale of federal funds, and securities sold under repurchase agreements. Set forth below are short term borrowings for James River's banking subsidiaries at the periods indicated.

                                 Short-Term Borrowings

                                                  Years ended December 31,
                                             ----------------------------------
                                                1998       1997        1996
                                                ----       ----        ----
                                                   (dollars in thousands)
Average daily amount of short-term
  borrowings outstanding during the period    $    831     $    620    $  396
Weighted average interest rate on average
  daily short-term borrowings                     5.63%        6.45%     5.81%
Maximum outstanding short-term borrowings
  outstanding at any month end                   1,601        4,000     4,456
Short-term borrowings outstanding at
  period end                                  $    719      $     -    $    -

The following table illustrates average balances of interest-earning assets and interest-bearing liabilities for James River and its subsidiaries for the period indicated, showing the average distribution of assets, liabilities, shareholders' equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purposes of these tables and other statistical disclosures were calculated by using the daily average balances

  Average Balances, Interest Income and Expenses, and Average Yields and Rates

                                                                                Years Ended December 31,
                                           -----------------------------------  -----------------------  ---------------------------
                                                         1998                            1997                       1996
                                           -----------------------------------  -----------------------  ---------------------------
                                                         Interest   Average           Interest Average             Interest Average
                                             Average     Income/    Yield/   Average  Income/   Yield/  Average    Income/   Yield/
                                             Balance     Expense     rate    Balance  Expense    rate   Balance    Expense    rate
                                                                                (dollars in thousands)

Assets:
Interest bearing assets:
  Securities:
    U.S. Treasury                          $  10,034    $   631      6.29% $  12,317  $     784   6.37% $ 15,496   $    977   6.30%
    Federal agency                            44,394      2,825      6.36%    40,317      2,546   6.31%   36,669      2,317   6.32%
    State and political subdivisions          27,007      1,966      7.28%    25,075      1,916   7.64%   26,709      2,053   7.69%
    Federal reserve stock                      1,943        142      7.31%     1,732        123   7.10%    1,476         91   6.17%
    Other securities                           1,888        138      7.31%    12,185        839   6.89%   21,538      1,490   6.92%
                                             -------    -------            ---------   --------         --------   --------
        Total Securities                      85,266      5,702      6.69%    91,626      6,208   6.78%  101,888      6,928   6.80%
                                             -------    -------            ---------   --------         --------   --------
  Loans:
    Commercial                                70,282      6,168      8.78%    66,152      5,959   9.01%   50,209      4,606   9.17%
    Real estate-construction                  20,186      1,602      7.94%    17,580      1,678   9.54%   11,230      1,099   9.79%
    Real estate-mortgage                     151,926     13,330      8.77%   146,564     12,732   8.69%  143,227     12,182   8.51%
    Installment                               30,448      3,347     10.99%    28,692      3,104  10.82%   23,343      2,562  10.98%
                                             -------     ------            ---------   --------         --------   --------
        Total Loans                          272,842     24,447      8.96%   258,988     23,473   9.06%  228,009     20,449   8.97%
                                             -------     ------            ---------   --------         --------   --------
  Interest bearing deposits in
    other banks                                9,668        553      5.72%     2,161        163   7.54%    1,690        147   8.70%
  Federal funds sold                          10,020        556      5.55%     6,488        373   5.75%    6,653        363   5.46%
                                             -------     ------            ---------   --------         --------   --------
      Total money market investments          19,688      1,109      5.63%     8,649        536   6.20%    8,343        510   6.11%
                                             -------     ------            ---------   --------         --------   --------
        Total interest-earning assets/
          total interest income              377,796     31,258      8.27%   359,263     30,217   8.41%  338,240     27,887   8.24%
                                             -------    -------            ---------   --------         --------   --------
Non-interest earning assets:
  Cash and due from banks                     13,029                          12,743                      11,608
  Other assets                                 8,615                           8,729                       7,315
  Less:  Allowance for loan losses            (3,621)                         (3,379)                     (3,033)
  Fixed assets                                 9,119                           8,477                       6,918
                                           ---------                       ---------                    --------
      Total non-interest earning assets       27,142                          26,570                      22,808
                                           ---------                       ---------                    --------
        Total Assets                       $ 404,938                       $ 385,833                    $361,048
                                           =========                       =========                    ========
Liabilities and shareholders' equity:
Interest bearing liabilities:
  Interest bearing deposits:
    Checking                               $  47,956  $   1,355      2.83%  $ 37,023  $     949   2.56% $ 36,242    $    966  2.67%
    Money market savings                      23,135        815      3.52%    23,391        753   3.22%   23,035         762  3.31%
    Regular savings                           46,087      1,503      3.26%    48,601      1,626   3.35%   47,613       1,627  3.42%
    Certificates of deposit:
      $100,000 and over                       33,588      1,269      3.78%    29,396      1,348   4.59%   24,834       1,392  5.61%
      Under $100,000                         164,233      9,723      5.92%   165,010      9,481   5.75%  155,254       8,790  5.66%
                                           ---------  ---------             --------  ---------         --------    --------
        Total interest bearing deposits      314,999     14,665      4.66%   303,421     14,157   4.67%  286,978      13,537  4.72%
  Federal funds purchased & other                831         47      5.66%       620         40   6.45%      396          23  5.81%
                                           ---------  ---------             --------  ---------         --------    --------
    Total interest bearing liabilities/
        total interest expense               315,830     14,712      4.66%   304,041     14,197   4.67%  287,374      13,560  4.72%
                                           ---------  ---------             --------  ---------         --------    --------
Non-interest bearing liabilities:
  Demand deposits                             42,575                          39,789                      34,059
  Other liabilities                            4,195                           3,267                       3,579
                                           ---------                        --------                    --------
      Total non-interest liabilities          46,770                          43,056                      37,638
                                           ---------                        --------                    --------
        Total liabilities                    362,600                         347,097                     325,012
Shareholders' equity                          42,338                          38,736                      36,036
                                           ---------                        --------                    --------
        Total Liabilities and
          Shareholders' equity             $ 404,938                        $385,833                    $361,048
                                           =========                        ========                    ========
Interest spread                                                      3.62%                        3.74%                       3.53%
Net interest income/net interest margin               $  16,546      4.38%            $  16,020   4.46%             $ 14,327  4.24%
                                                      =========                       =========                     ========


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



                                                           Rate and Volume Analysis

                                                           Years ended December 31,
                  ------------------------------------------------------------------------------------------------------
                                  1998 compared to 1997                             1997 compared to 1996
                  ------------------------------------------------------------------------------------------------------
                                      Change Due To:                                    Change Due To:
                           Increase                                       Increase
                          (Decrease)      Rate        Volume             (Decrease)         Rate          Volume

Interest income:
  Securities:
    U.S. Treasury           $ (153)    $   (8)     $  (145)              $ (193)          $   7          $  (200)
    Federal agency             279         22          257                  229              (2)             231
    State and political
      subdivisions              50        (98)         148                 (137)            (11)            (126)
    Federal Reserve stock       19          4           15                   32              16               16
    Other equity securities   (701)         8         (709)                (651)             (4)            (647)
                            ------     ------      -------               ------           -----          -------
      Total Securities        (506)       (72)        (434)                (720)              6             (726)
                            ------     ------      -------               ------           -----          -------
Loans:
  Commercial                   209       (163)         372                1,353            (110)           1,463
  Real estate-construction     (76)      (325)         249                  579             (42)             621
  Real estate-mortgage         598        132          466                  550             266              284
  Installment                  243         53          190                  542             (45)             587
                            ------     ------      -------               ------           -----          -------
    Total Loans                974       (303)       1,277                3,024              69            2,955
                            ------     ------      -------               ------           -----          -------
Interest bearing deposits
  in other banks               390       (176)         566                   16             (25)              41
Federal funds sold             183        (20)         203                   10              19               (9)
                            ------     ------      -------               ------           -----          -------
  Total money market
    investments                573       (196)         769                   26              (6)              32
                            ------     ------      -------               ------           -----          -------

  Total interest income      1,041       (571)       1,612                2,330              69            2,261
                            ------     ------      -------               ------           -----          -------

Interest expense:
  Interest bearing deposits:
    Checking                   406        126          280                  (17)            (38)              21
    Money market savings        62         70           (8)                  (9)            (21)              12
    Regular savings           (123)       (39)         (84)                  (1)            (35)              34
    Certificates of deposit:
      $100,000 and over        (79)      (271)         192                  (44)           (300)             256
      Under $100,000           242        287          (45)                 691             139              552
                            ------     ------      -------               ------           -----          -------
        Total interest bearing
          deposits             508        173          335                  620            (255)             875
                            ------     ------      -------               ------           -----          -------

Federal funds purchased          7         (7)          14                   17               4               13
                            ------     ------      -------               ------           -----          -------
Total interest expense         515        166          349                  637            (251)             888
                            ------     ------      -------               ------           -----          -------
Net interest income          $ 526     $ (737)     $ 1,263              $ 1,693           $ 320          $ 1,373
                            ======     ======      =======              =======           =====          =======


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

      On December 31, 1998, James River and it subsidiaries had $80.7 million more in liabilities than assets that repriced within three months or less and was, therefore, in a liability-sensitive position. Positive gaps can affect earnings adversely in a period of falling rates, while negative gaps can adversely impact earnings in a period of rising rates. To reduce the impact of shifts in prevailing interest rates, $107.7 million of the loan portfolio of James River's banking subsidiaries at December 31, 1998, had a repricing frequency of less than one year. Moreover, as of December 31, 1998, James River and its banking subsidiaries collectively held $80.2 million in investments held as "Available for Sale" which could be sold quickly to meet any special funding needs.

      The following table illustrates the interest sensitivity gap position of James River and its subsidiaries as of December 31, 1998. This table presents a position that existed at one particular day, that changes continually, and that is not necessarily indicative of James River's position at any other time.

                          Interest Sensitivity Analysis

                                              December 31, 1998
                                          Maturity or Repricing In:
                                 ------------------------------------------
                                 3 Months  4-12       1-5        Over
                                 or Less   Months     Years      5 Years
                                 -------   ------     -----      -------
                                           (Dollars in thousands)
Interest-sensitive assets:
  Loans                         $ 72,834  $  34,821   $116,471  $ 55,192
  Securities                         600      5,355     44,019    39,043
  Federal Funds sold              10,809          -          -         -
                                 -------    -------    -------   -------
    Total interest-sensitive
     assets                     $ 84,243  $  40,176   $160,490  $ 94,235
                                 =======    =======    =======    ======
  Cumulative interest-sensitive
     assets                     $ 84,243  $ 124,419   $284,909  $379,144
                                 =======    =======    =======   =======


Interest-sensitive liabilities:
  NOW accounts                  $ 58,187  $       -   $      -  $      -
  Regular savings                 44,037          -          -         -
  Certificates of deposit         42,172     89,570     70,416       985
  Money market savings            20,600          -          -         -
                                 -------    -------   --------   -------
    Total interest-sensitive
     liabilities                $164,996  $  89,570   $ 70,416  $  $ 985
                                 =======    =======    =======    ======

  Cumulative interest-sensitive
   liabilities                  $164,996  $ 254,566   $324,982  $325,967
                                 ========   =======    =======   =======
  Period gap                    $(80,753) $ (49,394)  $ 90,074  $ 93,250
                                 ========   =======     ======    ======
  Cumulative gap                $(80,753) $(130,147)  $(40,073) $ 53,177
                                 ========   =======    =======    ======
  Ratio of cumulative
   interest-sensitive assets to
   interest-sensitive
    liabilities                    51.06%    48.87%     87.67%   116.31%
  Ratio of cumulative gap to       (0.19)    (0.31)     (0.10)     0.13
    total assets

Return on Equity and Assets

      The following table summarizes ratios for James River and its subsidiaries considered to be significant indicators of James River's profitability and financial condition during the periods indicated:

                           Return on Equity and Assets

                                 Years ended December 31,
                              --------------------------------
                                 1998       1997      1996
                                 ----       ----      ----

Return on average assets           1.06%      0.99%     0.67%
Return on average equity          10.18%      9.82%     6.71%
Dividend payout ratio             36.15%     36.05%    52.80%
Average equity to average
  asset ratio                     10.46%     10.04%     9.98%

Market Area and Competition

      James River has four operating bank subsidiaries with a total of 24 banking offices that conduct operations from the Tidewater region of Southeastern Virginia to the tri-city areas of Hopewell, Petersburg and Colonial Heights in South-central Virginia. All of James River's subsidiaries operate in highly competitive environments, competing for deposits and loans with other financial institutions, many of which possess greater financial resources than those available to James River's subsidiaries. Certain of these institutions have higher lending limits than James River's subsidiaries and may provide various services for their customers which James River's subsidiaries do not offer directly to their customers. In addition, there can be no assurance that other financial institutions, with substantially greater resources than James River's subsidiaries, will not establish operations in their respective service areas.

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

      All four of James River's banking subsidiaries are state chartered banks and members of the Federal Reserve System. As such, all are subject to supervision, examination and regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. With the exception of FCB, the banking subsidiaries' deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). FCB's deposits continue to be insured by the Savings Association Insurance Fund ("SAIF") following its conversion from a federal savings bank to a Virginia state bank.

      Federal and state banking laws and regulations govern all areas of the operations of the banking subsidiaries, including maintenance of cash reserves, loans, mortgages, maintenance of minimum capital, payment of dividends, and establishment of branch offices. Federal and state bank regulatory agencies also have the general authority to eliminate dividends paid by insured banks if such payment is deemed to constitute an unsafe or unsound practice. The Federal Reserve has authority to impose penalties, initiate civil administrative actions, and take other steps to prevent the bank subsidiaries from engaging in unsafe or unsound practices. In this regard, the Federal Reserve has adopted capital adequacy requirements applicable to its member banks.

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

      The Federal Reserve may require a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the SAIF or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions. James River also is registered under the bank holding company laws of Virginia. Accordingly, James River and its subsidiaries are subject to regulation and supervision by the BIF.

      Capital Requirements. The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, James River and its subsidiaries are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital," which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangible assets and other adjustments. The remainder, "Tier 2 capital", consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted assets ratios of James River as of December 31, 1998 were 15.6% and 16.9%, respectively, exceeding the minimums required.

      In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of James River as of December 31, 1998, was 9.8%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

      The following table sets forth in detail the various capital ratios of James River and its subsidiaries on a consolidated basis at the dates indicated.

                               Analysis of Capital

                                        December 31,
                               -------------------------------
                                 1998      1997       1996
                                 ----      ----       ----
                                   (Dollars in thousands)

Tier 1 Capital:
  Common stock                  $ 18,607  $ 18,363   $ 12,290
  Additional Paid Capital          3,878     3,572      3,521
  Retained earnings               20,414    17,663     21,629
  Less:  Intangibles              (2,236)   (2,504)    (2,750)
                                 -------   -------    -------
    Total Tier 1 capital        $ 40,663  $ 37,094   $ 34,690
                                 =======   =======    =======

Tier 2 Capital:
  Allowance for loan losses        3,260     3,151      2,702
                                  ------    ------    -------
    Total Tier 2 capital        $  3,260  $  3,151   $  2,702
                                  ======    ======    =======
Total Risk-Based Capital        $ 43,923  $ 40,245   $ 37,392
                                 =======   =======    =======

Risk-weighted assets            $260,267  $252,115   $216,158

Capital Ratios:
  Tier 1 risk-based capital
   ratio                          15.62%    14.71%     16.05%
  Total risk-based capital
   ratio                          16.88%    15.96%     17.30%
  Tier 1 capital to average
   adjusted total assets           9.84%     9.68%      9.68%

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

Employees

      At December 31, 1998, James River and its subsidiaries had the equivalent of 232 full time employees. None of the Company's employees are represented by any collective bargaining unit. James River considers relations with its employees to be good.

Year 2000 Issue
      The information captioned "Year 2000 Project" appearing on pages 11 through 13 of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 2.  Properties

      James River's headquarters are located at 1514 Holland Road, Suffolk, Virginia. The headquarters are owned by James River. James River does not have any interest in any other properties other than those owned or leased by its subsidiaries. James River's four banking subsidiaries collectively own 20 of their 24 branch banking offices and lease the land for three offices.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to James River's shareholders for a vote during the fourth quarter of the year ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

      The information included under "Market Price for Common Stock" appearing on page 40 of the Annual Report is incorporated herein by reference.

Item 6.  Selected Consolidated Financial Data

      The information included under "Five Year Financial Summary" appearing on page 14 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 7 through 13 of the Annual Report is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      The information captioned "Liquidity and Market Risk" appearing on pages 10 and 11 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      (a) The Financial Statements and the notes thereto appearing on pages 16 through 37 of the Annual Report are incorporated herein by reference.

      (b) Unaudited quarterly financial information for the Company is contained in Note 16 on page 37 of the Financial Statements included in the Annual Report and is incorporated herein by reference. The quarterly financial information in the Annual Report is presented on a restated basis and reflects consolidated results of operations of BOS, JRB, FCB and JRBC for the periods presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Information regarding James River's decision to change its independent accountants is contained in Reports on Form 8-K and 8-K/A previously filed with the Securities and Exchange Commission on February 3, 1999 and March 8, 1999.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

      The Company's Bylaws provide that the number of directors shall be between seven and seventeen. Directors serve a one year term. In two separate transactions that closed in February 1996, the Company acquired First Colonial Bank ("FCB") in Hopewell, Virginia ("FCB Transaction") and Bank of Isle of Wight, now named James River Bank/Colonial ("Colonial") in Smithfield, Virginia ("Colonial Transaction"), pursuant to which FCB and Colonial became wholly owned subsidiaries of the Company. In accordance with the respective negotiated terms of the FCB Transaction and Colonial Transaction, Ben P. Kanak and James C. Stewart, directors of FCB, and John A. Ramsey, Jr. and Robert E. Spencer, Jr., directors of Colonial, were all appointed to the Company's Board of Directors in March 1996. The separate terms of the FCB Transaction and Colonial Transaction required that Messrs. Kanak and Stewart, on the one hand, and Messrs. Ramsey and Spencer, on the other hand, be nominated for election as directors at the Company's 1997 and 1998 Annual Meetings to serve a one year term. For information regarding an Early Retirement Agreement between FCB and James C. Stewart, see "Item 11. Executive Compensation - Stewart Retirement Agreement."

      The following information relates to the Company's directors and executive officers. There are no family relationships among any of the directors, except that Mr. Elmon Gray is the father of Mr. Bruce Gray, nor is there any arrangement or understanding between any director pursuant to which the director was elected, except as otherwise described above with respect to Messrs. Kanak, Stewart, Ramsey and Spencer.

      Harold U. Blythe, 56, the Company's President and Chief Executive Officer, has been an executive officer and director of the Company since it was initially organized in December 1994. From 1989 until 1997, Mr. Blythe was President and Chief Executive Officer of Bank of Suffolk ("BOS"), one of the Company's wholly owned banking subsidiaries. Mr. Blythe also served as a director of BOS from 1989 until 1997. Mr. Blythe is Chairman of the Board of James River Support, Inc., the Company's non-banking operations subsidiary, and Chairman of the Board of Mortgage Company of James River, Inc. ("MCJR"), the Company's residential mortgage lending subsidiary. He is also Chairman of the Board of Family Finance Corp., a consumer finance subsidiary of the Company. Mr. Blythe is also a director of Community Bankers Bank, Richmond, Virginia.

      James E. Butler, Jr., 73, has been a director of the Company since December 1994 and a director of BOS since 1973. Mr. Butler is the President of Butler Paper Company.

      Bruce B. Gray, 45, the Company's Vice Chairman, has been a director of the Company since December 1994. From 1993 until 1997, he was Chairman of the Board of James River Bank ("JRB"), one of the Company's wholly owned banking subsidiaries, and served as a director of JRB from 1977 until 1997. Mr. Bruce Gray is Vice President of Gray Lumber Co., Gray Land & Timber Co. and Gray Co. Mr. Bruce Gray is also a partner of Grayland Co. and Gray Loblolly Co.

      Elmon T. Gray, 73, has been a director of the Company since December 1994, and served as the Company's Chairman of the Board from 1994 until 1997. Mr. Elmon Gray was a director of JRB from 1949 until 1996, serving as Chairman of the Board from 1977 to 1993. Mr. Elmon Gray has been President of Gray Lumber Co. since 1952 and President of Gray Co. since 1993. He was President of Gray Land & Timber Co. from 1992 until 1993. Mr. Gray is a partner of Grayland Co. and Gray Loblolly Co.

      Horace R. Higgins, Jr., 51, was elected as a director of the Company in 1998 and has been President of Higgins Trucking Company for over 26 years. Mr. Higgins served as director of JRB from 1984 until 1998.

      G. P. Jackson, 72, the Company's Chairman of the Board, has been a director of the Company since December 1994. Mr. Jackson also is currently the Chairman of the Board of BOS and has been a director of BOS since 1967. Mr. Jackson is engaged in real estate rentals and contracting, and serves as President of G.P. Jackson, Inc., Jackson & Jackson Bros., Inc., Holland and Jackson, Inc. and Suffolk Glass, Inc.

      Ben P. Kanak, 76, was appointed to the Board of Directors in March 1996 after consummation of the FCB Transaction as described above. Mr. Kanak is currently Chairman of the Board of Directors of FCB, a position he has held since 1982. Mr. Kanak has been a director of FCB since FCB was formed in 1972. Mr. Kanak also serves as a member of the Board of Directors of Plant Food Products, Inc. Mr. Kanak has been an independent farmer since 1942.

      John A. Ramsey, Jr., 69, was appointed to the Board of Directors in March 1996 after consummation of the Colonial Transaction as described above. Mr. Ramsey has been Chairman of the Board of Directors of Colonial since 1991, and is a charter director of Colonial having served as a director since 1971. Mr. Ramsey is a farmer, and has been President of Ramsey Brothers, Inc. since 1991, which farms numerous properties in and around Isle of Wight County, Virginia. He has also been President of Prescription Fertilizer, Inc. since 1991.

      Robert E. Spencer, Jr., 57, was appointed to the Board of Directors in March 1996 after consummation of the Colonial transaction. Mr. Spencer is a Senior Vice President of the Company and is responsible for bank investments and asset/liability management, a position to which he was appointed in 1997. Mr. Spencer served Colonial as a director and President and Chief Executive Officer from 1986 until 1997. He is also a director of MCJR.

      James C. Stewart, 60, was appointed to the Board of Directors in March 1996 after the consummation of the FCB Transaction. Mr. Stewart has been a director, President and Chief Executive Officer of FCB since 1973. Mr. Stewart is also a director of MCJR and Family Finance Corp. Mr. Stewart has entered into an Early Retirement Agreement with FCB. See "Item 11. Executive Compensation - Stewart Retirement Agreement."

      Donald W. Fulton, Jr., 52, is the Company's Senior Vice President and Chief Financial Officer, a position to which he was appointed in January 1998. He is also the Treasurer of MCJR. From 1968 to October 31, 1997, Mr. Fulton served as an executive officer of Jefferson Bankshares, Inc. of Charlottesville, Virginia as its Vice President-Investor Relations. Jefferson Bankshares was acquired by Wachovia Corporation on October 31, 1997. From that date through December 31, 1997, Mr. Fulton was employed by Wachovia on merger transition activities pertaining to financial reporting, corporate communications, and corporate securities matters.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and persons who beneficially own more than 10% of a registered class of equity securities of the Company to file initial reports of ownership (Forms 3) and reports of changes in beneficial ownership ( Forms 4 and 5) with the Securities and Exchange Commission ("SEC") and NASDAQ. Such persons are also required under the rules and regulations promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all reporting requirements under Section 16(a) for 1998 were met in a timely manner by its directors, officers and greater than 10% beneficial owners, except that sales of Company common stock by James C. Stewart which took place in May and June 1998 and a transfer by him of Company common stock which took place in September 1998 were not reported on a Form 4, but were reported on a Form 5 on February 12,1999.

Item 11.  Executive Compensation.

      The following table presents an overview of executive compensation paid by the Company and its subsidiaries during 1998, 1997 and 1996 to Harold U. Blythe, President and Chief Executive Officer of the Company and to the three other executive officers of the Company whose combined salary and bonus exceeded
$100,000 in 1998 ( collectively the "Named Executive Officers"). No other executive officer of the Company or any banking subsidiary received combined salary and bonus in excess of $100,000 during 1998.



                                                      Summary Compensation Table

                                             Annual Compensation                           Long Term Compensation
                                             -------------------                           ----------------------
                                                                                          Securities
                                                                                          Underlying       All other
Name and principal positon                     Year        Salary($)       Bonus($)       Options(#)      Compensation
----------------------------------------   -------------  -----------  ---------       ---------------- ---------------


Harold U. Blythe, President and CEO            1998     $ 140,184         $16,272 (1)         0          $ 12,213  (2)
   of the Company                              1997       136,224          13,622 (1)         0            14,701  (2)
                                               1996       132,000 (3)       6,600        37,500 (4)        18,882  (5)


Robert E. Spencer, Jr. Senior Vice             1998       106,980 (6)      12,838 (1)         0             9,628  (2)
   President - Bank Investments and            1997       104,425          16,082 (1)         0             9,002  (2)
   Asset/Liability Management                  1996        95,656           4,963        22,500 (4)         6,192  (2)


Donald W. Fulton, Jr., Senior Vice             1998       102,000 (7)      12,240 (1)    22,500 (4)        20,456  (8)
   President and Chief Financial Officer


James C. Stewart, President of FCB  (9)        1998       137,566 (10)      9,428 (1)         0            10,114  (2)
                                               1997       134,671 (11)     32,179 (12)        0            11,974  (1)
                                               1996       126,960 (13)          -        22,500 (4)        22,191 (14)





(1) Paid pursuant to the Company's Cash Bonus Program. See "-Cash Bonus Program" below.
(2) Consists of Company  contributions to 401(k) and Profit Sharing Plan.
(3) Includes  $22,800 of director  fees paid by  the Company and BOS
(4) Options granted pursuant to the 1996 Employee Stock Option Plan. See "-1996 Employee Stock Option Plan" below.
(5) Consists of premiums paid for life insurance policies and contributions to 401(k) Plan.
(6) Includes $24,012 of director fees paid by the Company and Colonial.
(7) Mr. Fulton joined the Company in January 1998.
(8) Consists of $15,754 of relocation and moving expenses paid pursuant to the Fulton Employment Agreement described in "-Executive Officer Employment Agreements" below. Also includes $4,702 of Company contributions to 401(k) and Profit Sharing Plan.
(9) Pursuant to the terms of an Early Retirement Agreement, Mr. Stewart has resigned as an employee of FCB and director of FCB and the Company effective May 26, 1999. See "Stewart Retirement Agreement" below.
(10)Includes  $25,325  of  director  fees paid by the  Company  and FCB.
(11)Includes $25,500 of director fees paid by the Company, FCB and FCB's subsidiaries.
(12)Consists of (i) $10,519 bonus for 1996 paid in January 1997 and (ii) $21,660 bonus for 1997 paid in December 1997 pursuant to the Cash Bonus Program.
(13)Includes $23,500 of director fees paid by the Company and FCB.
(14)Consists of funding of FCB's ESOP and life insurance premiums paid by FCB to fund Mr. Stewart's supplemental income plan. Also includes contributions to 401(k) Plan.

Option Grants in Last Fiscal Year

      The table below sets forth information regarding stock option grants to Donald W. Fulton, Jr. during the fiscal year ended December 31,1998. No other stock options were granted to Named Executive Officers in 1998.



                       Number            % of total
                       of Securities     Options
                       Underlying        Granted to
                       Options           Employees in      Exercise          Expiration      Grant Date
Name                   Granted           Fiscal Year       Price             Date            Present Value($)
----                   -------           -----------       -----             ----            ----------------

Donald W. Fulton, Jr.   22,500            60%              $21.45            02/25/08(1)     $367,875 (2)


-------------
(1) 4,500 option shares vested on February 26, 1999. The remaining option shares vest in 4 tranches of 4,500 shares each on February 26, 2000, 2001, 2002 and 2003. Each tranche expires if unexercised on February 25, 2008.
(2) Value determined using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 2.2%, expected volatility of 24%, risk free interest rate of 5.5% and expected life of 5 years. The actual value, if any, that may be realized on the options will depend on the excess of the stock price over the exercise price on the date the option is exercised. Accordingly, there can be no assurance that the value realized on the options will be at or near the value estimated by the Black-Scholes model.


Aggregate Option Exercises and Fiscal Year End Option Values

      The table below sets forth information regarding stock options exercised by Named Executive Officers in 1998 and exerciseable and unexerciseable stock options held as of December 31, 1998, by the Named Executive Officers. All of these options were granted pursuant to the Company's 1996 Employee Stock Option Plan except as otherwise indicated.




                                                     Number of Securities
                                                     Underlying                        Value of Unexercised
                                                     Unexercised Options               In-The-Money Options
                              Shares                 at Fiscal Year-End (#)             At Fiscal Year-End (#)(1)
                              Acquired               ---------------------             -------------------------
                              Upon        Value
Name                          Exercise(#) Realized($) Exerciseable    Unexerciseable  Exerciseable  Unexerciseable
----                          ----------  ----------  ------------    --------------  ------------  --------------

Harold U. Blythe                2,642     $10,092(2)    12,358            22,500       $48,691(3)   $88,650(3)

Robert E. Spencer, Jr.            0           0          9,000            13,500        35,460(3)    53,190(3)

Donald W. Fulton, Jr.             0           0           0               22,500           0              -(4)

James C. Stewart                6,880     118,542(5)    29,640(6)         13,500       246,607(6)    53,190(3)

-------------------

(1) The closing sale price of the Company's Common Stock on NASDAQ/NMS on December 31, 1998 was $17.50 per share.
(2) Mr. Blythe exercised the options in March, 1998 at an exercise price of $13.56 per share.On the date of exercise, the closing price of the Company's Common Stock on NASDAQ/NMS was $17.38.
(3) The exercise price of these options is $13.56 per share.
(4) The exercise price of these options is $21.45 per share.
(5) Mr. Stewart exercised the options in April, 1998 at an exercise price of $7.27 per share. On the date of exercise, the closing price of the Company's Common Stock on NASDAQ/NMS was $24.50.
(6) Includes 20,640 options which were originally granted by FCB and were converted into options to buy the Company's Common Stock when the Company acquired FCB in February 1996. The exercise price of these options is $7.27 per share. Also includes 9,000 options granted pursuant to the Company's 1996 Employee Stock Option Plan, the exercise price of which is $13.56 per share. On March 16, 1999, Mr. Stewart exercised a total of 43,140 options pursuant to the terms of an Early Retirement Agreement described in "-Stewart Retirement Agreement" below.

Compensation of Directors

      Other than Mr. Stewart, directors of the Company who are also employees of the Company or its subsidiaries do not receive director fees. Mr. Stewart and the non-employee directors who serve on the Executive Committee are paid a fee of $1,500 per month and non-employee directors who do not serve on the Executive Committee are paid a fee of $1,000 per month. The Chairman of the Board of the Company, who serves on the Executive Committee, is paid a fee of $1,700 per month. Directors also receive annual retainers and monthly fees if they serve on the Boards of the Company's subsidiary banks. The fees are based on the asset sizes of those banks and are payable in accordance with the following schedule:

ASSETS:                          $0-50       $51-100      $101-150    $151-200
                              --------------------------------------------------
                                            (dollars in millions)

                              --------------------------------------------------
FEES:

Annual Retainer payable monthly $2,400      $3,000         $3,600      $4,200
Monthly board meeting              100         150            200         250
Board Chairman per board monthly   150         200            250         300
Committee meeting                   50          75            100         125


      In addition to the fees payable above, Mr. Jackson also receives $600 per month from BOS, of which he is Chairman of the Board, for appraisal review services. Directors of the Company currently have the option of receiving registered shares of Common Stock of the Company in lieu of receiving cash payments for director fees.

Executive Officer Employment Agreements

      Harold U. Blythe, a director and the President and Chief Executive Officer of the Company is currently compensated pursuant to an Employment Agreement ("Blythe Employment Agreement") that was entered into in June 1995 in connection with the capitalization and formation of the Company by BOS and JRB. The Blythe Employment Agreement has a term of seven years, commencing on July 1, 1995. In 1995, the Compensation Committee of the Board of Directors ("Compensation Committee") established an initial annual salary of $109,200 under the Blythe Employment Agreement which can be adjusted periodically, provided that no adjustment can be made that would provide for a salary lower than the original $109,200. Mr. Blythe's current annual salary under the Blythe Employment Agreement is $142,968, which includes amounts formerly payable to Mr. Blythe as director fees that are now paid as salary. The Blythe Employment Agreement provides that in the event of a change of control of the Company following which Mr. Blythe is not given reasonably equivalent, acceptable duties and responsibilities as he had prior to the change of control, Mr. Blythe may be terminated or resign, and, in either such case, Mr. Blythe is entitled to receive 2.99 times his annual base compensation then being paid to him pursuant to the Blythe Employment Agreement. In the event the Company terminates Mr. Blythe's employment without cause, and provided that Mr. Blythe does not thereafter compete with the Company, the Blythe Employment Agreement provides that Mr. Blythe will receive his regular compensation for a period of one year following termination, or during the remaining term of the agreement, whichever is less.

      Effective May 1, 1996, the Company and Mr. Blythe entered into a deferred compensation agreement ("Blythe Deferred Agreement"). The Blythe Deferred Agreement provides for the payment of certain retirement, death and disability benefits. The retirement benefit is payable if Mr. Blythe retires at any time after age 60. Thereafter, the Company will pay Mr. Blythe or his beneficiaries a base monthly benefit of $2,000 per month for 120 consecutive months. The monthly payment is subject to upward or downward adjustment based on cost of living increases or decreases. In the event that Mr. Blythe dies before his retirement date, the Company will pay $5,000 per month for 120 consecutive months to Mr. Blythe's designated beneficiary. In the event Mr. Blythe's employment with the Company terminates prior to retirement as a result of disability, the Company will pay Mr. Blythe a disability benefit of $3,166 per month.

The disability benefit will continue throughout the period of disability or until Mr. Blythe reaches age 60, at which time Mr. Blythe will commence receiving the retirement benefit described above. In addition, in the event Mr. Blythe terminates his employment with the Company for any reason other than death or disability prior to attaining age 60, the Company will pay Mr. Blythe a lump sum termination benefit. Commencing May 1, 1998, the termination benefit is $25,000 and increases by $25,000 on May 1 of each year thereafter for a total of a $100,000 termination benefit should Mr. Blythe terminate employment under the conditions described in the preceding sentence between May 1, 2001 and April 30, 2002. After May 1, 2002, Mr. Blythe is eligible for full retirement benefits. Mr. Blythe's deferred compensation arrangement is funded by a life insurance policy on the life of Mr. Blythe for which the Company pays premiums and is the beneficiary. Finally, the benefits provided under the Blythe Deferred Agreement will immediately vest and become nonforfietable in the event of a Change-in-Control of the Company as defined in the agreement.

      The Company has also entered into an employment agreement with Robert E. Spencer, Jr. ("Spencer Employment Agreement"). The Spencer Employment Agreement, which was initially entered into in connection with the Colonial Transaction described in "Item 10 - Directors and Executive Officers of the Registrant", has an initial five year term that commenced in 1996. The Company is currently paying Mr. Spencer a base salary of $109,104 under the Spencer Employment Agreement. If Mr. Spencer is terminated without cause, the Spencer Employment Agreement provides that he will continue to receive his salary for a period of one year following termination of employment. The Spencer Employment Agreement also contains a change of control provision that is the same as that provided for in the Blythe Employment Agreement.

      Effective September 1, 1998, the Company and Mr. Spencer entered into a deferred compensation agreement ("Spencer Deferred Agreement"). The Spencer Deferred Agreement provides for the payment of certain retirement, death and disability benefits. The retirement benefit is payable if Mr. Spencer retires any time after the age of 62. Thereafter, the Company will pay Mr. Spencer or his beneficiaries a base monthly benefit of $2,000 per month for 120 consecutive months. The monthly payment is subject to upward or downward adjustment based on cost of living increases or decreases. In the event Mr. Spencer dies before his retirement date, the Company will pay $5,000 per month for 120 consecutive months to Mr. Spencer's designated beneficiary. In the event Mr. Spencer's employment terminates prior to retirement as a result of disability, the Company will pay Mr. Spencer a disability benefit of $3,000 per month. The disability benefit will continue throughout the period of disability or until Mr. Spencer reaches age 62, at which time Mr. Spencer will commence receiving the retirement benefit described above. Finally, in the event Mr. Spencer terminates his employment with the Company for any reason other than death or disability prior to attaining age 62, the Company will pay a lump sum termination benefit. Commencing September 1, 2000, the termination benefit is $50,000 and increases by $25,000 on September 1 for each year thereafter for a total of a $100,000 termination benefit should Mr. Spencer terminate employment under the conditions described in the preceding sentence between September 1, 2002 and August 31, 2003. After September 1, 2003, Mr. Spencer is eligible for full retirement benefits. Mr. Spencer's deferred compensation agreement is funded by a life insurance policy on the life of Mr. Spencer for which the Company pays the premiums and is the beneficiary. The Spencer Deferred Agreement contains Change-in-Control provisions similar to those in the Blythe Deferred Agreement.

      On January 1, 1998, the Company entered into an Employment Agreement with Donald W. Fulton, Jr. ("Fulton Employment Agreement"), pursuant to which Mr. Fulton serves as the Company's Senior Vice President and Chief Financial Officer. The initial term of the Fulton Employment Agreement was one year with successive one year renewals upon the mutual agreement of the Company and Mr. Fulton. The Fulton Employment Agreement was extended for a second one year term on January 1, 1999. Under the Fulton Employment Agreement, Mr. Fulton's base salary is currently $104,040. Pursuant to the Fulton Employment Agreement, the Company also granted Mr. Fulton options to purchase 22,500 shares of Common Stock at an exercise price of $21.45 per share. The Fulton Employment Agreement contains termination of employment and change of control provisions similar to those contained in the Blythe Employment Agreement.

      The Company and Mr. Fulton entered into a deferred compensation agreement ("Fulton Deferred Agreement") on September 1, 1998. The Fulton Deferred Agreement contains similar terms and provisions as those described above with respect to the Spencer Deferred Agreement. In the event Mr. Fulton terminates his employment for any reason other than death or disability prior to reaching age 62, the Company will pay a lump sum termination benefit. Commencing January 1, 2003, the termination benefit is $50,000 and increases $15,000 on January 1 for each year thereafter for a total of a $125,000 termination benefit should Mr. Fulton terminate employment under the conditions described in the preceding sentence between January 1, 2008 and October 31, 2008. After October 31, 2008, Mr. Fulton is eligible for full retirement benefits.

Stewart Retirement Agreement

      FCB has entered into an Early Retirement Agreement with James C. Stewart ("Stewart Retirement Agreement"), a director of the Company and the President and Chief Executive Officer of FCB. Under the terms of the Stewart Retirement Agreement, Mr. Stewart's last day of employment with FCB and last day of service as a director of FCB and the Company will be May 26, 1999. FCB will pay Mr. Stewart, over 24 consecutive semi-monthly pay periods, an amount totaling $140,225, less applicable withholdings required by law. Mr. Stewart will also receive deferred compensation pursuant to the terms of his Deferred Compensation Agreement dated November 1, 1988. Deferred compensation payments will commence June 1, 1999 and will be $40,723 per year over a 15 year period. As long as Mr. Stewart is receiving payments under the Stewart Retirement Agreement, he will continue to be bound by the non-competition restrictions contained in his Employment Agreement with FCB dated February 28, 1997. If Mr. Stewart violates these non competition restrictions, he will forfeit the right to receive any payments otherwise due under the Stewart Retirement Agreement.

Compensation Committee Interlocks and Insider Participation

      No member of the Company's Compensation Committee was an officer or employee of the Company during 1998. During 1998, no executive officer of the Company served as a member of the Compensation Committee of another entity, nor did any executive officer of the Company serve as a director of another entity, one whose executive officers served on the Company's Compensation Committee. Two members of the Compensation Committee, Messrs. Jackson and Butler, have outstanding loans with certain of the Company's banking subsidiaries. Each of these loans was made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than normal risk of collectibility or present other unfavorable features. See "Item 13. Certain Relationships and Related Transactions".

Cash Bonus Program

      In 1998, the Compensation Committee of the Company's Board of Directors adopted specific criteria and parameters for awards of cash bonuses to Executive Officers, including certain executive officers of the Company's subsidiaries. Under the Company's cash bonus program ("Bonus Program"), bonuses are paid as a percentage of base salary. The percentage of salary awarded as a bonus is in turn based on the Company's or a particular subsidiary's net after tax income. Executive Officers of the Company receive bonuses based solely on the Company's overall financial performance. Executive Officers of subsidiaries receive bonuses based solely on the financial performance of the subsidiaries by which they are employed and the overall financial performance of the Company.

      The Bonus Program currently provides that, absent special circumstances, annual salary adjustments will be limited to cost of living increases. In addition, the maximum bonus under the Bonus Program is 20% of base salary. The specific criteria, terms and conditions of the Bonus Program are subject to adjustment at any time by the Compensation Committee. For 1998, a total of $190,401 in cash bonuses was awarded under the Bonus Program. The chart below sets forth information regarding the cash bonuses for 1998 received by the Named Executive Officers:

Name                          Bonus                   % of 1998 Base Salary (1)
----                          -----                   -------------------------

Harold U. Blythe              $16,272                             11.6%

Robert E. Spencer, Jr.        $12,838                             12.0%

Donald W. Fulton, Jr.         $12,240                             12.0%

James C. Stewart              $ 9,428                              8.4%



(1)Percentages relate to 1998 base salary exclusive of director fees that are included in the Named Executive Officers' salary for purposes of the Summary Compensation Table. See-"Summary Compensation Table."


1996 Employee Stock Option Plan

      During 1995, the Board and the Compensation Committee studied and considered means by which the Company could award and compensate key employees of the Company in a manner that would align closely the interests of such key employees with the interests of the Company's shareholders. In furtherance of this goal, the Board adopted the 1996 Employee Stock Option Plan ("Option Plan"), which was approved by the Company's shareholders at the 1996 Annual Meeting. The purpose of the Option Plan is to support the business goals of the Company and to attract, retain and motivate management officials of high caliber by providing incentives that will, through the award of options to acquire the Company's Common Stock, associate more closely the interests of Executive Officers and key employees of the Company with the interests of the Company's shareholders. Participation is limited to Executive Officers and key employees of the Company who are in positions in which their decisions, actions and efforts significantly contribute to the success of the Company. In 1998, the Compensation Committee awarded options to purchase 37,500 shares of the Company's Common Stock to eligible employees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of March 16, 1999, relating to the beneficial ownership of the Company's Common Stock by (i) each of the Company's directors and Named Executive Officers, (ii) all of the Company's current directors and Named Executive Officers as a group, and (iii) other persons known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock. Except as otherwise set forth below, the Company is not aware of any person or group of affiliated persons who owns more than 5% of the Common Stock of the Company. All of the Company's directors and Named Executive Officers receive mail at the Company's principal executive offices at 1514 Holland Road, Suffolk, Virginia 23434.


                                       Number of Shares     Percent of
             Name                        Beneficially      Outstanding
                                             Owned            Shares

             Harold U. Blythe              38,858 (1)          1.04

             James E. Butler, Jr.          57,405 (2)          1.53

             Bruce B. Gray                 99,216 (3)          2.65

             Elmon T. Gray                 72,512 (4)          1.94

             Horace R. Higgins, Jr.         1,763                *

             G. P. Jackson                160,000              4.28

             Ben P. Kanak                  75,176 (5)          2.01

             John A. Ramsey, Jr.           51,768 (6)          1.38

             Robert E. Spencer, Jr.        44,946 (7)          1.20

             Donald W. Fulton, Jr.          5,500 (8)            *

             James C. Stewart             123,071 (9)          3.29

             Current Directors and
             Executive Officers as a
             Group (11 persons)           730,315             19.52

             Bank America Corporation(10) 190,656 (11)         5.10
             101 South Tryon Street
             Charlotte, NC 28255

---------------------------------------
*   Less than 1% ownership


 (1) Includes (i) 22,750 shares owned jointly by Mr. Blythe and his wife, (ii) 75 shares owned by Mr. Blythe's wife, for which Mr. Blythe disclaims beneficial ownership, and (iii) 1,500 shares owned by a family trust for which Mr. Blythe has voting and investment power. Also includes options to purchase 12,358 shares of Common Stock that are currently exerciseable, which were granted pursuant to the Company's 1996 Employee Stock Option Plan ("Option Plan").
 (2) Includes 4,485 shares owned by Mr. Butler's wife, for which Mr. Butler disclaims beneficial ownership.
 (3) Includes (i) an aggregate of 45,314 shares held in six trusts for which Mr. Bruce Gray and Mr. Garland Gray, II share voting and investment power,
      (ii) an aggregate of 1,602 in custodian accounts for which Mr. Bruce Gray and Mr. Garland Gray, II share voting and investment power. Does not include any shares beneficially owned or otherwise described in this Proxy Statement by or with respect to Mr. Elmon T. Gray or by Mr. Garland Gray, II, Mr. Bruce Gray's father and brother respectively. Mr. Bruce Gray disclaims beneficial ownership of any shares other than the 99,216 shares listed above.
 (4) Includes (i) 6,297 shares owned by Mr. Elmon Gray's wife, Pamela B. Gray, and (ii) 63,969 shares owned by various family trusts for which Mr. Elmon Gray shares voting and investment power with NationsBank. Does not include
      (i) 84,721 shares owned collectively by Elizabeth Gray Duff, Mr. Elmon Gray's sister, and her husband and various children, (ii) 93,900 shares owned collectively by Florence Gray Tullidge, Mr. Elmon Gray's sister, and her husband and various children, (iii) 95,902 shares owned collectively by Mary G. Stettinius, Mr. Elmon Gray's sister, and her husband and various children, or (iv) 15,921 shares owned collectively by Katharine T. Gray, Mr. Elmon Gray's daughter, and her various children. Also does not include any shares beneficially owned or other1wise described in the Proxy Statement by or with respect to Mr. Bruce Gray or Mr. Garland Gray, II, who are both sons of Mr. Elmon Gray. Mr. Elmon Gray disclaims beneficial ownership of any shares other than the 2,246 shares he owns individually and the 63,969 shares owned by family trusts as described above.
 (5) Includes 2,571 shares owned by Mr. Kanak's wife, for which Mr. Kanak disclaims beneficial ownership.
 (6) Includes 36,792 shares owned jointly by Mr. Ramsey and his wife and 1,320 shares owned by Mr. Ramsey's wife. Mr. Ramsey disclaims beneficial ownership of the 1,320 shares owned directly by his wife.
 (7) Includes options to purchase 9,000 shares of Common Stock that are currently exerciseable, which were granted pursuant to the Company's Option Plan.
 (8) Includes options to purchase 4,500 shares of Common Stock that are currently exerciseable, which were granted pursuant to the Company's Option Plan.
 (9) Includes 1,482 shares owned by Mr. Stewart's wife, for which Mr. Stewart disclaims beneficial ownership and 2,407 shares owned jointly by Mr. Stewart and his wife. Mr. Stewart has entered into an Early Retirement
      Agreement with FCB. See "Item 11. Executive Compensation- Stewart Retirement Agreement."
(10) Information regarding BankAmerica Corporation ("BankAmerica") has been derived by the Company from a Schedule 13G filed by BankAmerica with the Securities and Exchange Commission ("Schedule 13G"). The 13G states that BankAmerica filed the 13G on behalf of BankAmerica, NB Holdings Corporation, 100 North Tryon Center, Charlotte, NC 28255, and NationsBank, N.A., 110 South Tryon Street, Charlotte, NC 28255.
(11) The Schedule 13G indicates that certain of these shares are subject to shared voting and dispositive power.

Item 13.  Certain Relationships and Related Transactions

      The directors and executive officers of the Company and its banking subsidiaries, and their family members and certain business organizations and individuals associated with each of them, have been customers of the Company's various subsidiary financial institutions with which they are affiliated, have had normal banking transactions, including loans, with them, and are expected to continue to do so in the future. As of December 31, 1998, the Company's banking subsidiaries had aggregate direct and indirect loans to the directors and executive officers of the Company and its banking subsidiaries totaling approximately $8.76 million, which represented approximately 20% of the Company's shareholders' equity as of that date. Except as set forth below with respect to Mr. Stewart, each of these transactions was made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than normal risk of collectibility or present other unfavorable features.

      James C. Stewart, a Named Executive Officer, currently has two loans outstanding with FCB with an aggregate principal balance of $120,054. These loans were made in 1987 and1988 under then existing FCB loan policies that allowed FCB to make loans to its employees at an interest rate equal to FCB's cost of funds adjusted annually. Under these terms, the current interest rates of Mr. Stewart's loans are 4.85% and 4.88%, respectively. Both of Mr. Stewart's loans are current with no history of payment default and are secured by real property. FCB discontinued the policy of making below market rate loans to its employees in 1989.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

            1. The following consolidated financial statements of the Company at December 31, 1998 and 1997 and for the three years ending December 31, 1998, 1997 and 1996, and the auditors' report thereon are incorporated by reference to the pages indicated in the Annual
            Report:

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

(b)        Reports on Form 8-K in quarter ended December 31, 1998: None
(c) The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.
(d) Financial Statements excluded from Annual Report pursuant to Rule 14(a)-3(b) - Not applicable.


Signatures

      In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Suffolk, State of Virginia, on March 25, 1999.

                          JAMES RIVER BANKSHARES, INC.



                                    By:   /s/ Harold U. Blythe
                                        --------------------------
                                       Harold U. Blythe, President

      In accordance with the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated. Each person, in so signing, also makes, constitutes and appoints Harold U. Blythe and Robert E. Spencer, Jr. and each of them individually, his true and lawful attorney-in-fact in his place and stead, with full power of substitution, to execute and cause to be filed with the Securities and Exchange Commission, any and all amendments to this Report, including any exhibits or other documents filed in connection therewith.



            Signature                     Title                        Date



/s/ G. P. Jackson                   Chairman of The Board              March 25, 1999
------------------------------      Director
G. P. Jackson


/s/ Bruce B. Gray                   Vice Chairman of The               March 25, 1999
------------------------------      Board and Director
Bruce B. Gray


/s/ Harold U. Blythe                President and Chief Executive      March 25, 1999
------------------------------      Officer, Director
Harold U. Blythe                    (Principal Executive Officer)



/s/ Donald W. Fulton, Jr.           Senior Vice President and          March 25, 1999
------------------------------      Chief Financial Officer
Donald W. Fulton, Jr.               (Principal Financial and
                                    Accounting Officer)



/s/ James E. Butler, Jr.            Director                           March 25, 1999
------------------------------
James E. Butler, Jr.


/s/ Elmon T. Gray                   Director                           March 25, 1999
------------------------------
Elmon T. Gray


/s/ H. R. Higgins, Jr.              Director                           March 25, 1999
------------------------------
H. R. Higgins, Jr.


/s/ Ben P. Kanak                    Director                           March 25, 1999
------------------------------
Ben P. Kanak


/s/ John A. Ramsey, Jr.             Director                           March 25, 1999
------------------------------
John A. Ramsey, Jr.


/s/ Robert E. Spencer, Jr.          Director                           March 25, 1999
------------------------------
Robert E. Spencer, Jr.


/s/ James C. Stewart                Director                           March 25, 1999
------------------------------
James C. Stewart


                                  EXHIBIT INDEX



Exhibit
  No.                                Description
  ---                                -----------

 *2.1    Agreement and Plan of Reorganization dated November 21, 1994 (Incorporated by reference to the Registrant's Registration Statement of Form S-4,
         Commission File No. 33-88322, previously filed with the Commission on
         January 6, 1995).
 *2.2    First  Colonial Bank  Agreement and Plan of Merger dated June 30, 1995, as amended  (Incorporated  by  reference  to  the  Registrant's  Registration
         Statement on Form S-4, Commission File No. 33-99254, previously filed with the Commission on November 13, 1995).
 *2.3    Bank of Isle of Wight Agreement and Plan of Merger dated June 30, 1995
         (Incorporated by reference to the Registrant's Registration Statement on
         Form S-4, Commission File No. 33-99254, previously filed with the
         Commission on November 13, 1995).
 *3.1    Articles of Incorporation of James River Bankshares, Inc. (Incorporated by
         reference to the Registrant's Registration Statement on Form S-4,
         Commission File No. 33-88322, previously filed with the Commission on
         January 6, 1995.)
 *3.2    Amended and Restated Bylaws of James River Bankshares, Inc. (Incorporated
         by reference to the Registrant's Form 10-K/A, Commission File No. 0-26314,
         previously filed with the Commission on August 12, 1996).
 *4      Form of Common Stock certificate of James River Bankshares, Inc.
         (Incorporated by reference to the Registrant's Registration Statement on
         Form S-4, Commission File No. 33-88322, previously filed with the
         Commission on January 6, 1995).
*10.1    Agreement  between The Bank of Waverly  and First Union  National  Bank,
         dated November 13, 1995,  regarding branch  acquisitions  (Incorporated by
         reference  to  the  Registrant's   Registration  Statement  on  Form  S-4,
         Commission  File No.  33-99254,  previously  filed with the  Commission on
         December 22, 1995).
*10.2    Employment Agreement between James River Bankshares, Inc. and Harold U.
         Blythe dated July 18, 1995 (Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-4, Commission File
         No. 33-99254, previously filed with the Commission on December 22, 1995).
*10.3    Employment Agreement between James River Bankshares, Inc. and Glenn T.
         McCall dated July 18, 1995 (Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-4, Commission File
         No. 33-99254, previously filed with the Commission on December 22, 1995).
*10.4    Employment Agreement between First Colonial Bank and James C. Stewart dated February 29, 1996 (Incorporated by reference to the Registrant's
         Form 10-K, Commission File No. 0-26314, previously filed with the
         Commission  on April 15, 1996).
*10.5    Employment Agreement between Bank of Isle of Wight and Robert E. Spencer,
         Jr. dated February 29, 1996 (Incorporated by reference to the Registrant's
         Form 10-K, Commission File No. 0-26314, previously filed with the
         Commission on April 15, 1996).
*10.6    Employment Agreement between James River Bankshares, Inc. and Donald W.
         Fulton, Jr. dated January 1, 1998.  (Incorporated by reference to the
         Registrant's Form 10-K, Commission File No. 0-26314, previously filed with the Commission on March 30, 1998.)
***10.7  Early Retirement Agreement dated March 05, 1999, between First Colonial
         Bank and James C. Stewart.
***13    Annual Report to security holders.
*21      List of  Subsidiaries.  (Incorporated  by  reference  to the  Registrant's
         Form 10-K, Commission  File No.  0-26314,  previously  filed with the
         Commission  on April 15, 1996.)
***23.1  Consent of Goodman & Company, L.L.P.
***24.1  Power of Attorney (appears on the signature page hereto)
***27.1  Financial Data Schedule

--------------------------------------------------------------------------------
* (Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference.)
***   Filed herewith.