Form 10-K/A
period 1998-12-31
JAMES RIVER BANKSHARES INC
filed 1999-04-06
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                   FORM 10-K/A

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 1999: Common Stock - $55,044,773.

      The number of shares outstanding of the registrant's common stock as of March 16, 1999: 3,741,230.

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


                                       Number of Shares     Percent of
             Name                        Beneficially      Outstanding
                                             Owned            Shares

             Harold U. Blythe              38,858 (1)          1.04

             James E. Butler, Jr.          57,405 (2)          1.53

             Bruce B. Gray                 99,216 (3)          2.65

             Elmon T. Gray                 72,512 (4)          1.94

             Horace R. Higgins, Jr.         1,763                *

             G. P. Jackson                160,000              4.28

             Ben P. Kanak                  75,176 (5)          2.01

             John A. Ramsey, Jr.           51,768 (6)          1.38

             Robert E. Spencer, Jr.        49,446 (7)          1.32

             Donald W. Fulton, Jr.          5,500 (8)            *

             James C. Stewart             123,071 (9)          3.29

             Current Directors and
             Executive Officers as a
             Group (11 persons)           734,715             19.50

             Bank America Corporation(10) 190,656 (11)         5.10
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

Signatures

      In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the City of
Suffolk, State of Virginia, on April    , 1999.

                          JAMES RIVER BANKSHARES, INC.



                                    By:   /s/ Harold U. Blythe
                                        --------------------------
                                       Harold U. Blythe, President

      In accordance with the Exchange Act, this Report has been signed by the following persons in the capacities and on the dates stated.



            Signature                     Title                        Date



          *                         Chairman of The Board              April   , 1999
------------------------------      Director
G. P. Jackson


          *                         Vice Chairman of The               April   , 1999
------------------------------      Board and Director
Bruce B. Gray


/s/ Harold U. Blythe                President and Chief Executive      April   , 1999
------------------------------      Officer, Director
Harold U. Blythe                    (Principal Executive Officer)



          *                         Senior Vice President and          April   , 1999
------------------------------      Chief Financial Officer
Donald W. Fulton, Jr.               (Principal Financial and
                                    Accounting Officer)



          *                         Director                           April   , 1999
------------------------------
James E. Butler, Jr.


          *                         Director                           April   , 1999
------------------------------
Elmon T. Gray


          *                         Director                           April   , 1999
------------------------------
H. R. Higgins, Jr.


          *                         Director                           April   , 1999
------------------------------
Ben P. Kanak


          *                         Director                           April   , 1999
------------------------------
John A. Ramsey, Jr.


          *                         Director                           April   , 1999
------------------------------
Robert E. Spencer, Jr.


          *                         Director                           April   , 1999
------------------------------
James C. Stewart

*Harold U. Blythe, as attorney-in-fact.