Form 10-Q
period 1999-03-31
JAMES RIVER BANKSHARES INC
filed 1999-05-13
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending MARCH  31, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number      0-26314

                          JAMES RIVER BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


       VIRGINIA                                           54-1740210
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                   1514 HOLLAND ROAD, SUFFOLK, VIRGINIA 23434
               (Address of principal executive offices)(Zip Code)


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At March 31, 1999, the issuer had 3,741,410 outstanding shares of its $5.00 par value common stock.

                         PART 1 - FINANCIAL INFORMATION

                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1999 and 1998 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1998 Annual Report to Shareholders on Form 10-K, including the 1998 consolidated financial statements of James River Bankshares, Inc. ("James River" or the "Company").


NOTE 2. DIVIDENDS PER SHARE


        Cash dividends paid in the first quarter of 1999 amounted to $.12 per share compared to $.10 per share in the first quarter of 1998.



NOTE 3.  COMPREHENSIVE INCOME

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. All of James River's other comprehensive income relates to net unrealized gains (losses) on available-for-sale securities.



        Comprehensive income consists of the following for the three months ended March 31.



                                                1999               1998
                                           ------------       -------------
     Net income                             $  637,000         $1,330,000

     Other comprehensive income               (220,000)          (335,000)
                                           ------------       -------------

     Total comprehensive income (loss)      $  417,000        $   995,000
                                           ============       =============-

        The components of other comprehensive income and related tax effects for the three months ended March 31 are shown in the following table.



                                                                   1999              1998
                                                                 -----------    -----------

Unrealized loss on available-for-sale securities                 $ (328,000)    $   (66,000)

Reclassification adjustment for gains realized in income              6,000         439,000
                                                                 -----------    -----------

Net unrealized loss                                              $ (334,000)       (505,000)

Tax effect                                                         (114,000)       (170,000)
                                                                 -----------    ------------

Net of tax amount                                                $ (220,000)    $  (335,000)
                                                                 ===========    ============


                  Item 2. Management's Discussion and Analysis

                of Financial Condition and Results of Operations



        Information contained in this Form 10-Q may contain forward looking statements with respect to James River Bankshares, Inc.'s ("James River" or the "Company") financial condition and results of operations. These forward looking statements may involve certain risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward looking statements. Risks and uncertainties that may affect the financial condition and results of operations of James River include, but are not limited to, general economic and business conditions, interest rate fluctuations, competition from banks and other financial service providers, new financial products and services, risks inherent in making loans including repayment risks and changing collateral values, changing trends in customer profiles, technological changes, changes in laws and regulations applicable to James River and its subsidiaries, and risk related to Year 2000 issues, including the risks associated with vendors and their suppliers and risks from customers. Although James River believes that its expectations with respect to any forward looking statements are based upon reasonable assumptions within the limits of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from any future results that may be expressed or implied by forward looking statements.


FINANCIAL CONDITION

ASSETS


        Total assets of James River at March 31, 1999 were $414.0 million compared to $419.8 million at December 31, 1998, a decrease of $5.8 million or 1.4%. Net loans increased $2.9 million during the first three months of 1999. Real estate loans decreased $708 thousand to $156.8 million at March 31, 1999, and loans held for sale increased $484 thousand for the same period. Investment securities increased $1.7 million, from $89.0 million at December 31, 1998 to $90.7 million at March 31, 1999. Federal funds sold decreased $9.6 million to $1.2 million at March 31, 1999, while interest bearing deposits increased $446 thousand during the first three months of 1999. Total earning assets decreased $4.6 million, or 1.2%, during the same period.

        At March 31, 1998, James River's total assets were $397.7 million, 4.1%, or $16.3 million, less than the comparable 1999 period. Net loans were $274.2 million at March 31, 1999, and increase of $11.1 million over March 31, 1998, and loans held for sale increased 74.3% to $4.1 million for the same period. Investment securities were $90.7 at March 31, 1999, up $ 13.5 million from March 31, 1998. Interest bearing deposits and federal funds sold decreased $421 thousand and $10.5 million at March 31,1999 over March 31, 1998, respectively.

        Average total assets for the three months ended March 31, 1999 increased $24.6 million to $417.7 million from $393.1 million for the three months ended March 31, 1998. Average investment securities increased from $82.0 million for the quarter ended March 31, 1998 to $89.8 million for the quarter ended March 31, 1999. Average total loans increased $14.6 million during the same period. Average interest bearing deposits increased $2.4 million and Federal funds sold decreased $4.0 million in the first quarter of 1999 over the same period of 1998, respectively.

LIABILITIES


        Total liabilities at March 31, 1999 were $370.3 million compared to $376.1 million at December 31, 1998, a 1.5%, or $5.8 million, decrease. Deposits of James River at March 31, 1999 were $366.8 million compared to $372.8 million at December 31, 1998, a decrease of 1.6% or $6.0 million. During the first three months of 1999, non-interest bearing deposits decreased $3.1 million to $43.7 million, while interest bearing checking decreased $2.8 million to $323.1 million.

        At March 31, 1998, total liabilities were $13.7 million less than total liabilities at March 31, 1999. Deposits at March 31, 1999 were $366.8, $13.9 million more than the $352.9 million at March 31, 1998. Non-interest bearing deposits and interest bearing deposits increased $4.3 million and $9.6 million for the same period, respectively.

        Average total liabilities for the quarter ended March 31, 1999 were $373.8 million compared to $352.0 million for the quarter ended March 31, 1998, an increase of $21.8 million. Average interest bearing deposits increased $14.9 million for the same period, while average non-interest bearing deposits increased $5.5 million. Average Federal funds purchased increased $88,000 for the same period.


NON-PERFORMING ASSETS


        Non-performing assets of James River consist of non-accrual loans and property acquired through foreclosure or repossession. Non-performing assets totaled $887 thousand on March 31, 1999, compared to $654 thousand on December 31, 1998. On March 31, 1999, non-accrual loans totaled $595 thousand, of which $504 thousand was secured by real estate. Non-accrual loans totaled $390 thousand on December 31, 1998, of which $278 thousand was secured by real estate. Foreclosed real estate accounted for $292 thousand of non-performing assets at March 31, 1999 compared to $264 thousand at December 31, 1998. Management does not anticipate any material loss relating to non-performing assets.

        Loans past due 90 days or more and still accruing were $246 thousand and $427 thousand on March 31, 1999 and December 31, 1998, respectively. Of these loans, loans secured by real estate totaled $179 thousand on March 31, 1999 and $307 thousand on December 31, 1998.

        The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $1.5 million and $1.4 million at March 31, 1999, and December 31, 1998, respectively. The portion of the allowance for loan losses allocated to the impaired loan balance was $89 thousand and $162 thousand at March 31, 1999, and December 31, 1998, respectively.

        The allowance for loan losses is maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above. No additional provisions, other than ordinary provisions, are being made to the allowance for loan losses.

        James River's allowance for loan losses of $3.9 million was 1.4% of total loans on March 31, 1999 compared with 1.3% on March 31, 1998. On December 31, 1998, the allowance for loan losses of $3.8 million was 1.4% of total loans.

RESULTS OF OPERATIONS

NET OPERATING RESULTS


        For the quarter ended March 31, 1999, James River's net income was $637 thousand compared to $1.3 million for the same period of 1998, a 52.1% decrease. Diluted earnings per share in the first quarter decreased 51.4% to $.17 in 1999 from $.35 in 1998. In the first quarter of 1998, the Company had non-recurring income resulting from gains on the sale of securities and from mortgage servicing rights totaling $567 thousand before taxes. After tax, these non-recurring items added approximately $352 thousand, or $.09 per fully diluted share, to net income in the first quarter of 1998. Return on average assets and return on average equity were 0.61% and 5.80%, respectively, in the first quarter of 1999 compared to 1.35% and 12.95% in the comparable period in 1998.


NET INTEREST INCOME


        Net interest income during the quarter ended March 31, 1999 increased $184 thousand to $4.1 million, up 4.7% from the $3.9 million for the quarter ended March 31, 1998. During the first quarter of 1999, income on investment securities increased $94 thousand, or 7.7%, to $1.3 million, compared to the first quarter of 1998. Interest expense on deposits decreased 2.2% in the first quarter from $3.6 million in 1998 to $3.5 million for the same period in 1999. The net interest margin in the first quarter of 1999 was 4.36% compared to 4.39% in the first quarter of 1998.



PROVISION FOR LOAN LOSSES



        The provision for loan losses during the quarter ended March 31, 1999 was $147 thousand, up $4 thousand, or 2.8%, from the respective period in 1998.


NON-INTEREST INCOME


        For the three months ending March 31, 1999, non-interest income was $561 thousand, down $465 thousand, or 45.3%, compared to the respective period in 1998. The decrease was predominately attributable to non-recurring income in the first quarter of 1998 from gains on the sale of securities and mortgage servicing rights totaling $567 thousand.



NON-INTEREST EXPENSE



        Non-interest expense during the first quarter of 1999 increased $716 thousand, or 24.0%, to $3.7 million compared with the 1998 quarter. The increase was primarily attributable to a 29.5% increase in personnel expenses due in part to staffing new branch offices and a mortgage subsidiary that opened in the fourth quarter of 1998.

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

        At March 31, 1999, James River had $61.2 million in undisbursed loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $90.7 million in investment securities. Of this amount, only $8.0 million is classified as held-to-maturity and is not readily available for sale. Of the $82.7 million classified as available-for-sale, $6.6 million matures in less than one year, and an additional $39.6 million matures between 1 and 5 years.

        James River has no long-term debt. Almost the entire deposit base is made up of core deposits, with only 9.1% of total deposits composed of certificates of deposit of $100,000 and over.




CAPITAL RESOURCES


        Total shareholders' equity amounted to $43.7 million at March 31, 1999 and December 31, 1998. James River's leverage ratio was 9.86%, with a tier 1 risk-based capital ratio of 15.72% and a total risk-based capital ratio of 16.97%.


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

YEAR 2000 PROJECT


STATE OF READINESS

        In 1997 James River's board of directors established a Year 2000 Plan to assess internal and external risks posed by the date change issue and to develop corrective actions and contingency plans as may be determined prudent by the assessment. The plan covers internal information technology systems, environmental systems, and other non-information technology products and date sensitive issues. In addition James River has communicated with suppliers and significant customers to determine their state of readiness. The Company's management, its board of directors, and the management and boards of the Company's subsidiary banks receive updates at least quarterly, and more frequently as needed, regarding progress and activities related to the Year 2000 Plan. The five phases of the plan and the progress towards completion of each phase are described below.

o  Awareness Phase - Completed third quarter 1997;
o  Assessment Phase - Completed first quarter 1998;
o Renovation Phase - No significant renovation to existing systems (principal hardware and software systems were compliant when purchased);
o  Validation Phase - Completed first quarter 1999; and
o  Implementation Phase - Completion expected in second quarter 1999.


        Testing has been completed on the hardware and software for "mission critical" systems and for all other software applications and hardware as well. In addition, testing has been performed on all environmental systems, including security systems, heating and air conditioning units, and vault timers, among others. Testing has been completed on all personal computers and software applications that are not deemed critical. Such software testing included software for processing new deposit accounts and loans, as well as merchant credit card terminals. The testing did not result in any determinable Year 2000 difficulties. A review of vault mechanisms has been completed. The review determined that vault timers do not have embedded chips and are not dependent on electrical or other sources of power. Consequently, the Company's management does not expect to experience difficulty with the vaults. Reviews of security systems reveal that such systems have battery back-up capabilities in the event of power failure. Battery testing will be undertaken near year-end. In addition, ATM hardware has been evaluated for Year 2000 readiness. Because of the age of some of the equipment, vendors have been contacted to determine readiness.

        Several significant outside systems that James River is dependent upon are provided by the Federal Reserve Bank of Richmond. Testing of these systems, which was completed in the first quarter of 1999 revealed no difficulties with processing in Year 2000.

        In addition, James River relies upon outside sources for investment securities accounting and custodial services, stock transfer services, and disaster recovery services. In each case, James River has been provided with information regarding vendor Year 2000 readiness.

        In 1998, James River's subsidiary banks completed an assessment of large commercial loan customers for compliance with Year 2000 issues and are preparing another written communication to all customers regarding the status of the Company's Year 2000 efforts. In addition, the Company initiated a communications program directed at employees and customers that will provide written information regarding Year 2000 issues and Company contact information at each of the Company's locations.

        James River's efforts to address Year 2000 issues are subject to guidelines established by the Federal Financial Institutions Examination Council ("FFIEC"). Consequently, the Company's plan and its progress in implementing that plan are subject to periodic examination by the Federal Reserve Bank of Richmond.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

        At this stage, James River has incurred no material incremental costs related to year 2000. The Company's projections for this project stand at $50,000, which is unchanged from the Company's previous estimate. In addition, a non-cash charge of approximately $61,000 will be incurred in 1999 to maintain back-up computer capabilities.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

        James River is subject to a variety of Year 2000 risks for which there are no means to measure, test, or control. One such risk is that suppliers or vendors upon whom James River depends will not be Year 2000 ready. James River also is subject to difficulties experienced by local governments and businesses and those on a state or national level that could have ramifications upon the Company and/or that of significant customers or suppliers.

        Another significant risk to the Company for year 2000 is the failure of one or more business entities that have considerable loan volume with one or more of the Company's subsidiary banks. To assess that risk, James River recently completed a survey of our large commercial loan customers and their ability to continue successfully past the century date change. Preliminary results of this process showed no significant risks. James River will continue to analyze those customers and their efforts to comply with the requirements of year 2000 for their business systems. Loan agreements allow the Company to monitor these businesses and their financial performance to ensure their on-going preparedness for year 2000.

        In addition, the Company has risk that its internal assessment of Year 2000 issues did not identify or adequately prepare the Company for all Year 2000 issues.


THE COMPANY'S CONTINGENCY PLANS

        James River continues to evaluate contingency plans with respect to the Year 2000. The manual processing of teller work as well as other transactions such as loan payments, general ledger entries, etc. will be the focus of the Company's contingency plan. In 1999, the Company will evaluate the need for training to implement this aspect of the contingency plan. In addition, the disaster recovery plans of each subsidiary will be reviewed in 1999 with respect to Year 2000 issues. Also, in conjunction with its decision to enter into a data processing agreement with SBS Data Services, Inc., James River decided to retain and maintain its current mainframe computer as part of its contingency back-up plan.

        Another issue that the subsidiary banks will address is the adequacy of liquidity and related security concerns. Through various media, the public has been cautioned to maintain above normal levels of cash. To meet expected cash requirements and other liquidity needs, the subsidiary banks plan to establish borrowing privileges at the Federal Reserve. In conjunction with the above normal cash needs, the Company and its subsidiaries are reviewing insurance coverage and needs and security measures that may be necessary.

        The Company expects to finalize contingency plans by June 30, 1999 in accordance with FFIEC mandated guidelines.


              Item 3. Quantitative and Qualitative Disclosures about Market Risk

        James River's primary market risk is exposure to interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of James River's interest-earning assets and interest-bearing liabilities. There were no material changes in James River's market risk management strategy, as stated in James River's 1998 Annual Report on Form 10-K, during the first quarter of 1999.

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings

    There are no pending legal proceedings to which James River or its subsidiaries are involved in other than nonmaterial legal proceedings occurring in the ordinary course of business.


Item 2.    Changes in Securities - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Securities Holders - None

Item 5.    Other Information

    On February 17, 1999, James River entered into an Agreement and Plan of Merger ("Merger Agreement") with the State Bank of Remington, Inc. ("State Bank"). Under the terms of the Merger Agreement , State Bank would become a wholly owned banking subsidiary of James River and would conduct operations as a free standing banking subsidiary. The Merger Agreement provides that shareholders of State Bank would receive 2.9 shares of James River common stock for each outstanding share of State Bank common stock. State Bank has approximately 291,000 shares of common stock outstanding. The proposed merger is subject to regulatory and shareholder approval and to certain other conditions set forth in the Merger Agreement. Subject to satisfaction of these conditions, James River expects the transaction to close in the third quarter of 1999 and to be accounted for as a pooling of interests.

Item 6.        Exhibits and reports on Form 8-K

               (a)    Exhibits - Financial Data Schedule, Exhibit 27

               (b) Reports on Form 8-K - James River filed a Form 8-K on February 3, 1999 and Forms 8-K/A on February 22, 1999 and March 8, 1999. Each of these filings related to James River's decision to change its Independent Public Accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    JAMES RIVER BANKSHARES, INC.



Date:  May 11, 1999                 /s/ Donald W. Fulton, Jr.
      -------------                 -------------------------------------------
                                    Donald W. Fulton, Jr., Sr. Vice President
                                    and Chief Financial Officer

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                        (UNAUDITED)
                                                                         MARCH 31,
                                                               ----------------------------    DECEMBER 31,
                                                                 1999               1998          1998
                                                                 ----               ----          ----
ASSETS
  Cash and due from banks                                      $ 13,009         $ 14,267         $ 14,268
  Interest bearing deposits with banks                           12,477           12,898           12,031
  Federal funds sold                                              1,250           11,742           10,809
  Securities available-for-sale, at fair value (amortized
    cost of $81,835 on  March 31, 1999, $65,879 on
    March 31, 1998, and $78,937 on December 31, 1998)            82,719           66,562           80,155
  Securities held-to-maturity, at amortized cost (fair value of $8,178 on March 31, 1999, $10,882 on March 31, 1998,
    and $9,090 on December 31, 1998)                              7,985           10,668            8,862
  Loans, net of allowance for loan losses                       274,270          263,144          271,892
  Loans held for sale, net                                        4,083            2,343            3,599
  Premises and equipment, net                                    10,186            7,583           10,137
  Accrued interest receivable                                     3,009            2,931            2,970
  Intangible assets, net                                          2,275            2,540            2,342
  Other assets                                                    2,766            3,002            2,755
                                                               --------         --------         --------

    Total Assets                                               $414,029         $397,680         $419,820
                                                               ========         ========         ========


LIABILITIES
  Non-interest bearing deposits                                  43,700           39,380           46,805
  Interest bearing deposits                                     323,127          313,547          325,967
                                                               --------         --------         --------
    Total deposits                                              366,827          352,927          372,772

  Accrued interest payable                                          783              782              810
  Federal funds purchased and other short-term borrowings         1,392              700              719
  Accounts payable and other liabilities                          1,304            2,149            1,816
                                                               --------         --------         --------
    Total Liabilities                                           370,306          356,558          376,117
                                                               --------         --------         --------

SHAREHOLDERS' EQUITY
  Preferred stock, $5 par, 2,000,000 shares authorized,
    none issued                                                      --               --               --
  Common stock, $5 par, 10,000,000 shares authorized,
    3,741,410 issued and outstanding at March 31, 1999,
    3,680,587 at March 31, 1998, and 3,721,348 at
    December 31, 1998                                            18,707           18,403           18,607
  Additional paid-in capital                                      3,829            3,643            3,878
  Retained earnings                                              20,603           18,625           20,414
  Accumulated other comprehensive income                            584              451              804
                                                               --------         --------         --------
    Total Shareholders' Equity                                   43,723           41,122           43,703
                                                               --------         --------         --------

    Total Liabilities and Shareholders' Equity                 $414,029         $397,680         $419,820
                                                               ========         ========         ========


The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      THREE MONTHS ENDED
                                                                   -----------------------
                                                                    MARCH 31,    MARCH 31,
                                                                      1999         1998
                                                                   ----------   ----------
INTEREST INCOME
  Loans                                                            $    6,062   $    5,986
  Investment securities:
    Taxable                                                             1,006          921
    Exempt from federal income taxes                                      303          294
  Federal funds sold and other                                            216          270
                                                                   ----------   ----------
      Total Interest Income                                             7,587        7,471
                                                                   ----------   ----------

INTEREST EXPENSE
  Deposits                                                              3,500        3,578
  Federal funds purchased and other borrowings                             12            2
                                                                   ----------   ----------
      Total Interest Expense                                            3,512        3,580
                                                                   ----------   ----------

    Net Interest Income                                                 4,075        3,891
Provision for Loan Losses                                                 147          143
                                                                   ----------   ----------
    Net Interest Income after Provision for Loan Losses                 3,928        3,748
                                                                   ----------   ----------
NON-INTEREST INCOME
  Service charges on deposit accounts                                     395          295
  Other fees and commissions                                              122          121
  Net realized gains on disposition of securities                           6          439
  Other income                                                             38          171
                                                                   ----------   ----------
        Total Non-Interest Income                                         561        1,026
                                                                   ----------   ----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                        2,116        1,634
  Occupancy                                                               307          204
  Equipment                                                               257          229
  Directors' Fees                                                          79           87
  Other                                                                   911          797
      Total Non-Interest Expense                                        3,697        2,981
                                                                   ----------   ----------

  Income Before Income Taxes                                              792        1,793

  Provision for Income Taxes                                              155          463
                                                                   ----------   ----------

  Net Income                                                       $      637   $    1,330
                                                                   ==========   ==========

Net Income per Common Share
  Basic                                                            $     0.17   $     0.36
                                                                   ==========   ==========
  Diluted                                                          $     0.17   $     0.35
                                                                   ==========   ==========

Cash Dividends Paid per Common Share                               $     0.12   $     0.10
                                                                   ==========   ==========

Weighted Average Number of Shares Outstanding
  Basic                                                             3,724,965    3,675,717
                                                                   ==========   ==========
  Diluted                                                           3,759,209    3,783,614
                                                                   ==========   ==========


The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                                                                        ACCUMULATED
                                      SHARES OF                ADDITIONAL                  OTHER
                                       COMMON       COMMON      PAID-IN     RETAINED    COMPREHEN-
                                       STOCK        STOCK       CAPITAL     EARNINGS    SIVE INCOME     TOTAL
                                     ---------   ---------   ---------    ---------    ---------    ---------
Balance - December 31, 1998           3,721,348   $  18,607   $   3,878    $  20,414    $     804    $  43,703

Comprehensive income:
  Net income                                 --          --          --          637           --          637
  Other comprehensive income (loss)          --          --          --           --         (220)        (220)

Common stock issued                         564           3           7           --           --           10

Stock options exercised                  19,498          97         (56)          --           --           41

Cash dividends declared
  ($0.12 per share)                          --          --          --         (448)          --         (448)
                                      ---------   ---------   ---------    ---------    ---------    ---------

Balance - March 31, 1999              3,741,410   $  18,707   $   3,829    $  20,603    $     584    $  43,723
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

                                                                                       ACCUMULATED
                                      SHARES OF                ADDITIONAL                 OTHER
                                       COMMON       COMMON      PAID-IN      RETAINED   COMPREHEN-
                                        STOCK       STOCK       CAPITAL      EARNINGS  SIVE INCOME      TOTAL
                                      ---------   ---------   ---------   ---------    ---------    ---------
Balance - December 31, 1997           3,672,557   $  18,363   $   3,572   $  17,663    $     786    $  40,384

Comprehensive income:
  Net income                                 --          --          --       1,330           --        1,330
  Other comprehensive income (loss)          --          --          --          --         (335)        (335)

Common stock issued                         363           2           6          --           --            8

Stock options exercised                   7,667          38          65          --           --          103

Cash dividends declared
  ($0.10 per share)                          --          --          --        (368)          --         (368)
                                      ---------   ---------   ---------   ---------    ---------    ---------

Balance - March 31, 1998              3,680,587   $  18,403   $   3,643   $  18,625    $     451    $  41,122
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

                        JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)


                                                                       THREE MONTHS ENDED
                                                                 ------------------------------
                                                                   MARCH 31,         MARCH 31,
                                                                     1999             1998
                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $    637          $  1,330
  Adjustments to reconcile to net cash provided
    by operating activities:
      Provision for loan and other real estate losses                  147               143
      Depreciation and amortization                                    313               294
      Amortization of bond (discounts) and premiums                      5                 3
      Gain on disposition of securities                                 (6)             (439)
      Gain on sale of loans                                            (14)               (7)
      Changes in:
        Loans held for sale                                           (470)           (1,547)
        Interest receivable                                            (39)                8
        Other assets                                                   125              (369)
        Interest payable                                               (27)               30
        Other liabilities                                             (512)              782
                                                                  --------          --------
        Net cash provided by operating activities                      159               228
                                                                  --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities, calls, and sales of securities -
      available-for-sale                                             5,422             9,485
  Proceeds from maturities of securities - held-to-maturity            872               404
  Purchase of securities - available-for-sale                       (8,314)           (4,162)
  Purchases of premises and equipment                                 (289)             (305)
  Net increase in loans                                             (2,553)           (3,728)
                                                                  --------          --------
        Net cash provided by (used in) investing activities         (4,862)            1,694
                                                                  --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in non-interest bearing deposits                     (3,105)           (7,110)
  Net increase (decrease) in interest bearing deposits              (2,840)           12,464
  Issuance of stock                                                     51               111
  Cash dividends paid                                                 (448)             (368)
  Proceeds from short-term borrowings                                  673               700
                                                                  --------          --------
        Net cash provided by (used in) financing activities         (5,669)            5,797
                                                                  --------          --------

Net increase (decrease) in cash and cash equivalents              $(10,372)         $  7,719

CASH AND CASH EQUIVALENTS
  Beginning                                                         37,108            31,188
                                                                  --------          --------

  Ending                                                          $ 26,736          $ 38,907
                                                                  ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                               $  3,539          $  3,550
                                                                  ========          ========

      Income taxes                                                $     --          $     --
                                                                  ========          ========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                   $     28          $    128
                                                                  ========          ========



The accompanying notes are an integral part of these financial statements.