Form 10-Q
period 1999-06-30
JAMES RIVER BANKSHARES INC
filed 1999-08-13
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending JUNE  30,  1999

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              -------------    ---------------

Commission file number      0-26314

                          JAMES RIVER BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


        VIRGINIA                                        54-1740210
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At June 30, 1999, the issuer had 3,742,435 outstanding shares of its $5.00 par value common stock.

                         PART 1 - FINANCIAL INFORMATION

                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1999 and 1998 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1998 Annual Report to Shareholders on Form 10-K, including the 1998 consolidated financial statements of James River Bankshares, Inc. ("James River" or the "Company").


NOTE 2. DIVIDENDS PER SHARE


         Cash dividends paid in the second quarter of 1999 amounted to $.12 per share compared to $.10 per share in the second quarter of 1998.



NOTE 3.  COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. All of James River's other comprehensive income relates to net unrealized gains (losses) on available-for-sale securities.



         Comprehensive income consists of the following for the six months ended June 30.



                                                      1999          1998
                                                --------------   -----------

    Net income                                   $  1,456,000    $2,421,000

     Other comprehensive income                    (1,574,000)     (329,000)
                                                --------------   -----------

    Total comprehensive income (loss)            $   (118,000)   $2,092,000
                                                ==============   ===========

         The components of other comprehensive income and related tax effects for the six months ended June 30 are shown in the following table.


                                                                1999            1998
                                                           --------------   ---------------
Unrealized loss on available-for-sale securities           $ (2,381,000)     $  (65,000)

Reclassification adjustment for gains realized in income          6,000         438,000
                                                           --------------  ----------------

Net unrealized loss                                        $ (2,387,000)     $ (503,000)

Tax effect                                                     (813,000)       (174,000)
                                                           ---------------   -----------

Net of tax amount                                          $ (1,574,000)     $ (329,000)
                                                           =============     ===========

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                               (UNAUDITED)
                                                                                                  JUNE 30,             DECEMBER 31,
                                                                                ------------------------------------- ------------
                                                                                   1999                    1998            1998
                                                                                   ----                    ----            ----
ASSETS
  Cash and due from banks                                                      $   11,244               $  14,724       $  14,268
  Interest bearing deposits with banks                                              2,465                   7,720          12,031
  Federal funds sold                                                                2,976                   7,805          10,809
  Securities available-for-sale, at fair value (amortized cost of $95,821 on
    June 30, 1999, $75,869 on June 30, 1998,
    and $78,937 on December 31, 1998)                                              94,653                  76,554          80,155
  Securities held-to-maturity, at amortized cost (fair value of $7,544 on June 30, 1999, $10,402 on June 30, 1998,
    and $9,090 on December 31, 1998)                                                7,485                  10,182           8,862
  Loans, net of allowance for loan losses                                         285,416                 268,780         271,892
  Loans held for sale, net                                                            694                   2,930           3,599
  Premises and equipment, net                                                      10,062                   8,435          10,137
  Accrued interest receivable                                                       3,067                   3,066           2,970
  Intangible assets, net                                                            2,216                   2,478           2,342
  Other assets                                                                      3,570                   2,501           2,755
                                                                               ----------              ----------      ----------

    Total Assets                                                               $  423,848               $ 405,175       $ 419,820
                                                                               ==========              ==========      ==========
LIABILITIES
  Non-interest bearing deposits                                                    47,738                  43,172          46,805
  Interest bearing deposits                                                       323,292                 316,687         325,967
                                                                                 --------              ----------       ---------
    Total deposits                                                                371,030                 359,859         372,772

  Accrued interest payable                                                            802                     789             810
  Federal funds purchased and other short-term borrowings                           2,645                     700             719
  Accounts payable and other liabilities                                            6,617                   1,596           1,816
                                                                               ----------               ---------       ---------
    Total Liabilities                                                             381,094                 362,944         376,117
                                                                              ----------               ---------       ---------

SHAREHOLDERS' EQUITY
  Preferred stock, $5 par, 2,000,000 shares authorized,
    none issued                                                                         -                       -               -
  Common stock, $5 par, 10,000,000 shares authorized,
    3,742,435 issued and outstanding at June 30, 1999, 3,715,747 at June 30,
    1998, and 3,721,348 at
    December 31, 1998                                                              18,712                  18,579          18,607
  Additional paid-in capital                                                        3,840                   3,850           3,878
  Retained earnings                                                                20,972                  19,345          20,414
  Accumulated other comprehensive income                                             (770)                    457             804
                                                                               ----------               ---------      ----------
    Total Shareholders' Equity                                                     42,754                  42,231          43,703
                                                                               ----------               ---------      ----------

    Total Liabilities and Shareholders' Equity                                 $  423,848               $ 405,175       $ 419,820
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

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         ----------------------------------------------------------
                                                                          JUNE 30,      JUNE 30,             JUNE 30,     JUNE 30,
                                                                            1999          1998                 1999         1998
                                                                          --------      --------             --------     --------
INTEREST INCOME
  Loans                                                                 $     6,156    $    6,143           $   12,218   $   12,129
  Investment securities:
    Taxable                                                                   1,117           967                2,123        1,888
    Exempt from federal income taxes                                            299           290                  602          584
  Federal funds sold and other                                                  188           323                  404          593
                                                                          ---------       -------           ----------     --------
      Total Interest Income                                                   7,760         7,723               15,347       15,194
                                                                          ---------       -------           ----------     --------

INTEREST EXPENSE
  Deposits                                                                    3,401         3,660                6,901        7,238
  Federal funds purchased and other borrowings                                   65            13                   77           15
                                                                          ---------       -------           ----------     --------
      Total Interest Expense                                                  3,466         3,673                6,978        7,253
                                                                          ---------       -------           ----------     --------

    Net Interest Income                                                       4,294         4,050                8,369        7,941

Provision for Loan Losses                                                       164            84                  311          227
                                                                          ---------       -------           ----------     --------

    Net Interest Income after Provision for Loan Losses                       4,130         3,966                8,058        7,714
                                                                          ---------       -------           ----------     --------
NON-INTEREST INCOME
  Service charges on deposit accounts                                           444           335                  839          630
  Other fees and commissions                                                    105           119                  227          240
  Net realized gains (losses) on disposition of securities                        -            (1)                   6          438
  Other income                                                                  165           130                  203          301
                                                                          ---------       -------           ----------     --------
        Total Non-Interest Income                                               714           583                1,275        1,609
                                                                          ---------       -------           ----------     --------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                              2,119         1,631                4,235        3,265
  Occupancy                                                                     276           189                  582          393
  Equipment                                                                     256           218                  514          447
  Directors' fees                                                                73            89                  152          176
  Deposit insurance premiums                                                     30            26                   57           56
  Other                                                                         978           831                1,889        1,628
                                                                          ---------       -------           ----------    ---------
      Total Non-Interest Expense                                              3,732         2,984                7,429        5,965
                                                                          ---------       -------           ----------    ---------
  Income Before Income Taxes                                                  1,112         1,565                1,904        3,358

  Provision for Income Taxes                                                    293           474                  448          937
                                                                          ---------       -------           ----------    ---------
  Net Income                                                             $      819    $    1,091           $    1,456   $    2,421
                                                                          =========       =======           ==========    =========

Net Income per Common Share
  Basic                                                                  $     0.22    $     0.30           $     0.39   $     0.66
                                                                         ==========       =======           ==========    =========
  Diluted                                                                $     0.22    $     0.29           $     0.39   $     0.64
                                                                         ==========       =======           ==========    =========

Cash Dividends Paid per Common Share                                     $     0.12    $     0.10           $     0.24   $     0.20
                                                                         ==========       =======           ==========    =========

Weighted Average Number of Shares Outstanding
  Basic                                                                   3,741,920    $3,699,464            3,733,443    3,687,591
                                                                         ==========    ==========           ==========    =========
  Diluted                                                                 3,770,513    $3,800,085            3,762,036    3,788,211
                                                                         ==========    ==========           ==========    =========

The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                                                         ACCUMULATED
                                     SHARES OF                          ADDITIONAL                          OTHER
                                       COMMON           COMMON           PAID-IN          RETAINED        COMPREHEN-
                                       STOCK            STOCK            CAPITAL          EARNINGS       SIVE INCOME          TOTAL
                                     ---------          ------          ----------        --------       -----------          -----
Balance - December 31, 1998          3,721,348         $ 18,607          $ 3,878          $ 20,414          $ 804          $ 43,703

Comprehensive income:
  Net income                                 -                -                -             1,456              -             1,456
  Other comprehensive income (loss)          -                -                -                 -         (1,574)           (1,574)

Common stock issued                      1,161                6               14                 -              -                20

Stock options exercised                 19,926               99              (52)                -              -                47

Cash dividends declared
  ($0.24 per share)                          -                -                -              (898)             -              (898)
                                      --------         --------          -------          --------         ------          --------

Balance - June 30, 1999              3,742,435         $ 18,712          $ 3,840          $ 20,972         $ (770)         $ 42,754
                                     =========         ========          =======          ========         =======         ========

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                                                                             ACCUMULATED
                                             SHARES OF                      ADDITIONAL                         OTHER
                                              COMMON           COMMON       PAID-IN          RETAINED        COMPREHEN-
                                              STOCK            STOCK        CAPITAL          EARNINGS       SIVE INCOME      TOTAL
                                            ---------          ------      ----------        --------       -----------      -----
Balance - December 31, 1997                3,672,557         $ 18,363       $ 3,572         $ 17,663            $ 786      $ 40,384

Comprehensive income:
  Net income                                       -                -             -            2,421                -         2,421
  Other comprehensive income (loss)                -                -             -                -             (329)         (329)

Common stock issued                              694                4            12                -                -            16

Stock options exercised                       42,496              212           266                -                -           478

Cash dividends declared
  ($0.20 per share)                                -                -             -             (739)               -          (739)
                                           ----------        ---------      --------        ---------           ------     --------

Balance - June 30, 1998                    3,715,747         $ 18,579       $ 3,850         $ 19,345            $ 457      $ 42,231
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

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                           --------------------------------------
                                                                                JUNE 30,             JUNE 30,
                                                                                  1999                 1998
                                                                           ---------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $  1,456              $ 2,421
  Adjustments to reconcile to net cash provided
    by operating activities:
      Provision for loan and other real estate losses                                311                  227
      Depreciation and amortization                                                  639                  586
      Amortization of bond (discounts) and premiums                                   16                    9
      Gain on disposition of securities                                               (6)                (438)
      Gain on sale of loans                                                         (146)                 (18)
      (Gain) loss on sale of fixed assets                                             (7)                 (84)
      Changes in:
        Loans held for sale                                                        3,051               (2,123)
        Interest receivable                                                          (97)                (127)
        Other assets                                                                  17                  (50)
        Interest payable                                                              (8)                  37
        Other liabilities                                                           (199)                 229
                                                                                ---------             -------
        Net cash provided by operating activities                                  5,027                  669
                                                                                ---------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities, calls, and sales of securities -
      available-for-sale                                                          12,162               15,773
  Proceeds from maturities of securities - held-to-maturity                        1,370                  887
  Purchase of securities - available-for-sale                                    (29,049)             (20,445)
  Purchases of premises and equipment                                               (436)              (1,412)
  Proceeds from sale of premises and equipment                                        29                  138
  Net increase in loans                                                          (13,879)              (9,290)
                                                                                ---------             --------
        Net cash used in investing activities                                    (29,803)             (14,349)
                                                                                ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest bearing deposits                           933               (3,318)
  Net increase (decrease) in interest bearing deposits                            (2,675)              15,604
  Issuance of stock                                                                   67                  494
  Cash dividends paid                                                               (898)                (739)
  Proceeds from short-term borrowings                                              1,926                  700
  Proceeds from long-term borrowings                                               5,000                    -
                                                                                --------              -------
        Net cash provided by financing activities                                  4,353               12,741
                                                                                --------              -------

Net decrease in cash and cash equivalents                                       $(20,423)            $   (939)

CASH AND CASH EQUIVALENTS
  Beginning                                                                       37,108               31,188
                                                                                --------             --------

  Ending                                                                        $ 16,685             $ 30,249
                                                                                ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                                             $  6,986             $  7,216
                                                                                ========             ========

      Income taxes                                                              $    336             $    934
                                                                                ========             ========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                                 $     44             $    128
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


FINANCIAL CONDITION
-------------------

ASSETS
------

         Total assets of James River at June 30, 1999 were $423.8 million compared to $419.8 million at December 31, 1998, an increase of $4.0 million or 0.95%. Net loans increased $10.6 million during the first six months of 1999. Real estate loans increased $2.5 million to $160.0 million at June 30, 1999, and business loans increased $9.6 million while loans held for sale decreased $2.9 million for the same period. Investment securities increased $13.1 million, from $89.0 million at December 31, 1998 to $102.1 million at June 30, 1999. Federal funds sold decreased $7.8 million to $3.0 million at June 30, 1999, while interest bearing deposits decreased $9.6 million during the first six months of 1999. Short-term investments, including Federal Funds sold and interest bearing deposits were reduced and invested in higher yielding investment securities and loans during the period. Total earning assets increased $6.3 million, or 1.64%, during the same period.

         At June 30, 1999, James River's total assets were $423.8 million, 4.61%, or $18.7 million, more than the comparable 1998 period. Net loans were $286.1 million at June 30, 1999, an increase of $14.4 million over June 30, 1998. Real estate loans increased 0.14% or $223 thousand and business loans increased 17.0% or $12.0 million while loans held for sale decreased 76.30% to $694 thousand for the same period. Investment securities were $102.1 million at June 30, 1999, up $15.4 million from June 30, 1998. Interest bearing deposits and federal funds sold decreased $5.3 million and $4.8 million at June 30,1999 over June 30, 1998, respectively.

         Average total assets for the six months ended June 30, 1999 increased $21.0 million to $419.3 million from $398.3 million for the six months ended June 30, 1998. Average investment securities increased 12.1% from $82.8 million for the six months ended June 30, 1998 to $92.8 million for the same period in 1999. Average total loans increased $14.1 million to $283.4 million during the same period. Average interest bearing deposits increased 4.9% to $9.2 million while Federal funds sold decreased 39.2% to $7.4 million in the first half of 1999 over the same period of 1998.

         Average total assets increased 4.3% to $421 million for the quarter ended June 30, 1999 from $403.6 million for the same period in 1998. Average investment securities increased from $83.5 million for the quarter ended June 30, 1998 to $95.7 million for the quarter ended June 30, 1999. Average total loans increased 5.0% to $285.8 million during the same period. Average interest bearing deposits decreased $1.5 million and Federal funds sold decreased $5.5 million in the second quarter of 1999 over the same period of 1998, respectively.


LIABILITIES
-----------

         Total liabilities at June 30, 1999 were $381.1 million compared to $376.1 million at December 31, 1998, a 1.3%, or $5.0 million, increase. Deposits of James River at June 30, 1999 were $371.0 million compared to $372.8 million at December 31, 1998, a decrease of 0.5% or $1.8 million. During the first six months of 1999, non-interest bearing deposits increased $933 thousand to $47.7 million, while interest bearing checking decreased $2.7 million to $323.3 million.

         At June 30, 1999, total liabilities were $18.2 million more than total liabilities at June 30, 1998. Deposits at June 30, 1999 were $11.2 million more than the $359.9 million at June 30, 1998. Non-interest bearing deposits and interest bearing deposits increased $4.6 million and $6.6 million for the same period, respectively. Long term borrowings increased $5.0 million over the comparable period in 1998.

         Average total liabilities for the six months ended June 30, 1999 increased 5.2% to $375.5 million compared to $356.9 million for the same period in 1998. Average interest bearing deposits increased 3.8% to $323 million for the same period, while average non-interest bearing deposits increased 10.6% to $45.6 million. Average Federal funds purchased increased $44 thousand for the same period.

         Average total liabilities for the quarter ended June 30, 1999 were $377.3 million compared to $361.8 million for the quarter ended June 30, 1998, an increase of $15.5 million. Average interest bearing deposits increased $8.9 million for the same period, while average non-interest bearing deposits increased $583 thousand. Average Federal funds purchased decreased $1 thousand for the same period.


NON-PERFORMING ASSETS
---------------------

         Non-performing assets of James River consist of non-accrual loans and property acquired through Foreclosure or repossession. Non-performing assets totaled $949 thousand on June 30, 1999, compared to $654 thousand on December 31, 1998. On June 30, 1999, non-accrual loans totaled $655 thousand, of which $559 thousand was secured by real estate. Non-accrual loans totaled $390 thousand on December 31, 1998, of which $278 thousand was secured by real estate. Foreclosed real estate accounted for $294 thousand of non-performing assets at June 30, 1999 compared to $264 thousand at December 31, 1998.

         Loans past due 90 days or more and still accruing were $387 thousand and $427 thousand on June 30, 1999 and December 31, 1998, respectively. Of these loans, loans secured by real estate totaled $303 thousand on June 30, 1999 and $307 thousand on December 31, 1998.

         The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $1.6 million and $1.4 million at June 30, 1999, and December 31, 1998, respectively. The portion of the allowance for loan losses allocated to the impaired loan balance was $172 thousand and $162 thousand at June 30, 1999, and December 31, 1998, respectively.

         The allowance for loan losses is maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above.

         James River's allowance for loan losses of $4.1 million was 1.4% of total loans on June 30, 1999 compared with $3.6 million or 1.3% of total loans on June 30, 1998. On December 31, 1998, the allowance for loan losses of $3.8 million was 1.4% of total loans.


RESULTS OF OPERATIONS
---------------------

NET OPERATING RESULTS
---------------------

         For the quarter ended June 30, 1999, James River's net income was $819 thousand compared to $1.1 million for the same period of 1998, a 24.9% decrease. Diluted earnings per share in the second quarter decreased 24.1% to $.22 in 1999 from $.29 in 1998. Return on average assets and return on average equity were 0.78% and 7.49%, respectively, in the second quarter of 1999 compared to 1.08% and 10.45% in the comparable period in 1998. The decrease in net income is primarily attributable to increased personnel expenses related to the staffing of several new branch offices and the opening of a mortgage subsidiary in the third quarter of 1998. This increase in non-interest expense is likely to have a continuing effect on comparisons with prior year periods throughout the remainder of 1999.

         For the six months ended June 30, 1999, net income was $1.5 million compared to $2.4 million for the same period in 1998, a 39.9% decrease. Diluted earnings per share in the first half of 1999 decreased 39.1% to $0.39 from $0.64 in the comparable 1998 period. In the first half of 1998, the Company had non-recurring income resulting from gains on the sale of securities and from mortgage servicing rights totaling $567 thousand before taxes. After tax, these non-recurring items added approximately $352 thousand, or $.09 per fully diluted share, to net income in the first half of 1998. Return on average assets and return on average equity for the first half of 1999 were 0.69% and 6.65% respectively, compared to 1.22% and 11.70% in the comparable period of 1998.

NET INTEREST INCOME
-------------------

         Net interest income during the quarter ended June 30, 1999 increased $244 thousand to $4.3 million, up 6.0% from the $4.1 million for the quarter ended June 30, 1998. During the second quarter of 1999, income on investment securities increased $159 thousand, or 12.65%, to $1.4 million, compared to the second quarter of 1998. Interest expense on deposits decreased 7.1% in the second quarter from $3.7 million in 1998 to $3.4 million for the same period in 1999. The net interest margin in the second quarter of 1999 and 1998 was 4.48%.

         At the end of the second quarter of 1999, the Federal Reserve raised its benchmark for short-term interest rates 25 basis points. That change was reflected in the market with a comparable change in the prime lending rate. In the short-run higher short-term rates are expected to have a beneficial effect on interest income and a lesser, or delayed, effect on interest expense, depending upon competitive factors. Long-term interest rates, particularly mortgage loan rates, have been trending upward throughout 1999. This trend has reduced the volume of mortgage loan originations and refinances.

         Net interest income during the six months ended June 30, 1999 increased $428 thousand to $8.4 million, up 5.39% from $7.9 million in the same period of 1998. Interest and fee income on loans increased less than one percent to $12.2 million in the first half of 1999, an increase of $89 thousand over the comparable period in 1998. During the first half of 1999, income on investment securities decreased $253 thousand or 10.2% to $2.2 million compared to the first half of 1998. Interest expense on deposits decreased 4.7% from $7.2 million in the first six months of 1998 to $6.9 million in 1999. The net interest margin was 4.41% in the first half of 1999 compared to 4.46% in the first half of 1998.



PROVISION FOR LOAN LOSSES
-------------------------


         The provision for loan losses during the quarter ended June 30, 1999 was $164 thousand, up $80 thousand, or 95.2%, from the respective period in 1998.

         The provision for loan losses during the first six months of 1999 was $311 thousand, up $84 thousand or 37.0% from the respective period in 1998. This increase was due primarily to an increase in total loans for the first half of 1999 of $14.9 million, or 5.4%, to $290.2 million compared to $275.3 million during the first half of 1998. The increase also reflected an increase in non-performing assets and the deterioration of certain impaired loans.


NON-INTEREST INCOME
-------------------

         For the three months ending June 30, 1999, non-interest income was $714 thousand, up $131 thousand, or 22.5%, compared to the respective period in 1998. This increase was primarily attributable to $124 thousand from gain on sale of loans originated in the new mortgage subsidiary. This increase also reflects a 32.5% increase in service charges on deposit accounts.

         For the six months ending June 30, 1999, non-interest income was $1.3 million, down 20.8% compared the same period of 1998. The decrease was predominately attributable to non-recurring income in the first half of 1998 from gains on the sale of securities and mortgage servicing rights totaling $567 thousand. Excluding the non-recurring items in 1998, non-interest income increased 22.4% in the first half of 1999.


NON-INTEREST EXPENSE
--------------------


         Non-interest expense during the second quarter of 1999 increased $748 thousand, or 25.1%, to $3.7 million compared with the 1998 quarter. This increase reflects a 29.9% increase in personnel expenses attributable to the staffing of new branch offices and a mortgage subsidiary that opened in the fourth quarter of 1998, and a 46.0% increase in occupancy expense attributable to a new administrative building opened in the third quarter of 1998. Management has instituted expense control initiatives that are intended to reduce expense increases in future quarters. However, expenses associated with the merger of State Bank of Remington will increase third quarter non-interest expense.

         Non-interest expense during the first six months of 1999 increased $1.5 million, or 24.5%, to $7.4 million compared with the same period of 1998. The increase was primarily attributable to the factors that affected second quarter non-interest expense discussed above.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LIQUIDITY AND INTEREST SENSITIVITY
----------------------------------

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

         At June 30, 1999, James River had $54.2 million in undisbursed loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $102.1 million in investment securities. Of this amount, only $7.5 million is classified as held-to-maturity and is not readily available for sale. Of the $94.6 million classified as available-for-sale, $5.4 million matures in less than one year, and an additional $41.8 million matures between 1 and 5 years.

         James River has $5.0 million in long-term debt. Almost the entire deposit base is made up of core deposits, with only 9.3% of total deposits composed of certificates of deposit of $100,000 and over.

CAPITAL RESOURCES
-----------------

         Total shareholders' equity amounted to $42.8 million at June 30, 1999 compared to $43.7 million at December 31, 1998. Reference is made to the Consolidated Statements of Changes in Shareholders' Equity, included elsewhere in this 10-Q. The decrease in shareholders' equity is attributable primarily to a decrease in the valuation of securities held for sale and secondarily to normal cash dividends paid to shareholders. James River's leverage ratio was 9.88%, with a tier 1 risk-based capital ratio of 15.24% and a total risk-based capital ratio of 16.49%. Each of these ratios is above the level required to be classified for regulatory purposes as "well capitalized".


RECENT ACCOUNTING CHANGES
-------------------------

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

YEAR 2000 PROJECT
-----------------

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

Awareness Phase - Completed third quarter 1997;
Assessment Phase - Completed first quarter 1998;
Renovation Phase - No significant renovation to existing systems (principal hardware and software systems were compliant when purchased);
Validation Phase - Completed first quarter 1999; and
Implementation Phase - Completed second quarter 1999 for mission critical systems.

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

         The Federal Reserve Bank of Richmond provides several significant outside systems that James River is dependent upon. Testing of these systems, which was completed in the first quarter of 1999, revealed no difficulties with processing in Year 2000.

         In addition, James River relies upon outside sources for investment securities accounting and custodial services, stock transfer services, and disaster recovery services. In each case, James River has been provided with information indicating that all vendors have completed Year 2000 testing and upgraded all non-compliant equipment.

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

The Costs to Address the Company's Year 2000 Issues

         At this stage, James River has incurred costs of approximately $21,000 related to year 2000. This figure represents the software upgrade to two (2) Proof Department Reader/Sorter machines, statement stuffers on Year 2000 scams for all accounts, and the re-ordering of ATM cards due to expiration dates of December 31, 1999. The Company is currently investigating the advisability of hiring security guards for its branch banking offices during a period of time around the millennium date change. A final decision regarding this possible expenditure has not been made. The projections for expenses related to Year 2000 range from $50,000 to $100,000, which is an increase from Company's previous estimate due primarily to the possibility of hiring security guards. In addition, a non-cash charge of approximately $61,000 will be incurred in 1999 to maintain back-up computer capabilities.

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

         Another significant risk to the Company for year 2000 is the failure of one or more business entities that have considerable loan volume with one or more of the Company's subsidiary banks. To assess that risk, James River recently completed a survey of large commercial loan customers to determine their ability to operate successfully past the century date change. Preliminary results of this process showed no significant risks. James River will continue to analyze those customers and their efforts to comply with the requirements of year 2000 for their business systems. Loan agreements allow the Company to monitor these businesses and their financial performance to ensure their on-going preparedness for year 2000.

         In addition, the Company has risk that its internal assessment of Year 2000 issues did not identify or adequately prepare the Company for all Year 2000 issues.


The Company's Contingency Plans

         James River continues to evaluate contingency plans with respect to the Year 2000. The Company has outlined its needs for a short-term emergency and are working on a more detailed plan for a longer-term business disruption, should that be necessary. The manual processing of teller work as well as other transactions such as loan payments, general ledger entries, etc. is the focus of the Company's contingency plan. The utilization of back-office personnel to meet customer requests for year-end statements is also a vital part of that plan. During the third quarter of 1999, the Company will evaluate the need for training to implement these aspects of the contingency plan. In addition, the disaster recovery plans of each subsidiary have been reviewed during the second quarter of 1999 with respect to Year 2000 issues. Also, in conjunction with its decision to enter into a data processing agreement with SBS Data Services, Inc., James River decided to retain its mainframe computer as part of its contingency back-up plan. Upgrades to the operating system, Unix, and any other ancillary equipment pertaining to the mainframe could be implemented within 48 hours during an emergency situation. The mainframe would be activated only if SBS Data Services, Inc.'s disaster recovery plan failed.

         Another issue that the subsidiary banks have addressed is the adequacy of liquidity and related security concerns. Through various media, the public has been cautioned to maintain above normal levels of cash. To meet expected cash requirements and other liquidity needs, the subsidiary banks and their Boards of Directors have established borrowing privileges at the Federal Reserve. Analysis of cash flow over the past year for each bank and branch has been performed in an effort to establish cash needs during the last quarter of 1999.

         In conjunction with the above normal cash needs, the Company and its subsidiaries have reviewed insurance coverage and needs and security measures that may be necessary. An analysis of the use of security guards has been performed as well as an inventory taken of dual-control facilities for cash storage.

         The Company expects on-going reviews of all contingency plans and is committed to updating the overall plan as necessary to ensure continued operation in the new century.

       Item 3. Quantitative and Qualitative Disclosures about Market Risk

         James River's primary market risk is exposure to interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of James River's interest-earning assets and interest-bearing liabilities. There were no material changes in James River's market risk management strategy during the second quarter of 1999. James River is monitoring its interest rate risk in view of increases in both short and long-term interest rates. Based on current assessments and the level of changes in interest rates, the effects are not expected to be material.


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


Item 2.           Changes in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Securities Holders - None

Item 5.           Other Information


     On February 17, 1999, James River entered into an Agreement and Plan of Merger ("Merger Agreement") with the State Bank of Remington, Inc. ("State Bank"). Under the terms of the Merger Agreement , State Bank will become a wholly owned banking subsidiary of James River and will conduct operations as a free standing banking subsidiary. The Merger Agreement provides that shareholders of State Bank will receive 2.9 shares of James River common stock for each outstanding share of State Bank common stock. State Bank has approximately 291,000 shares of common stock outstanding. The proposed merger has received requisite regulatory and shareholder approval. James River expects the transaction to close August 16, 1999 and to be accounted for as a pooling of interests.


Item 6.         Exhibits and reports on Form 8-K

           (a) Exhibits - Agreement and Plan of Merger dated February 17, 1999, between James River Bankshares, Inc. and State Bank of Remington, Inc. (incorporated by reference from the Company's Registration Statement on Form S-4, Commission
                File No. 333-78331, as filed May 12, 1999),
                Exhibit 2.4.  Financial Data Schedule, Exhibit 27

           (b)  Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      JAMES RIVER BANKSHARES, INC.



Date:  August 13, 1999                /s/ Donald W. Fulton, Jr.
      ----------------                ------------------------------------
                                      Donald W. Fulton, Jr., Sr. Vice President
                                      and Chief Financial Officer