Form 10-Q
period 1999-09-30
JAMES RIVER BANKSHARES INC
filed 1999-11-12
CIK 935037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending SEPTEMBER 30, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 1999, the issuer had 4,576,661 outstanding shares of its $5.00 par value common stock.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                        (unaudited)
                                                                                         September               December 31,
                                                                     ----------------------------------------    ------------
                                                                             1999                   1998                  1998

ASSETS
  Cash and due from banks                                                 $ 13,962               $ 17,532              $ 16,969
  Interest bearing deposits with banks                                         229                  9,706                12,031
  Federal funds sold                                                           300                  4,703                15,149
  Securities available-for-sale, at fair value (amortized cost of $109,625 on September 30, 1999, $91,496 on September
    30, 1998, and $93,593 on December 31, 1998)                            107,373                 92,967                94,691
  Securities held-to-maturity, at amortized cost (fair value of $14,254 on September 30, 1999, $18,259 on September
    30, 1998, and $16,523 on December 31, 1998)                             14,312                 17,713                16,096
  Loans, net of allowance for loan losses                                  330,991                305,208               308,409
  Loans held for sale, net                                                     282                  3,322                 3,599
  Premises and equipment, net                                               11,143                 11,012                11,468
  Accrued interest receivable                                                3,904                  3,981                 3,373
  Intangible assets, net                                                     2,154                  2,409                 2,342
  Other assets                                                               5,839                  4,551                 4,746
                                                                         ---------              ---------             ---------
    Total Assets                                                         $ 490,489              $ 473,104             $ 488,873
                                                                         =========              =========             =========

LIABILITIES
  Non-interest bearing deposits                                           $ 58,180               $ 50,353                56,362
  Interest bearing deposits                                                361,038                365,150               377,537
                                                                         ---------              ---------             ---------
    Total deposits                                                         419,218                415,503               433,899

  Accrued interest payable                                                     993                    962                   982
  Federal funds purchased and other short-term borrowings                    7,153                  2,253                   742
  Long-term borrowings                                                      11,000                      -                     -
  Accounts payable and other liabilities                                     2,008                  3,248                 2,071
                                                                         ---------              ---------             ---------
    Total Liabilities                                                      440,372                421,966               437,694
                                                                         ---------              ---------             ---------
SHAREHOLDERS' EQUITY
  Preferred stock, $5 par, 2,000,000 shares authorized,
    none issued                                                                  -                      -                     -
  Common stock, $5 par, 10,000,000 shares authorized,
    4,576,344 issued and outstanding at September 30, 1999,
    4,564,052 at September 30, 1998, and 4,565,326 at
    December 31, 1998                                                       22,881                 22,820                22,827
  Additional paid-in capital                                                 3,957                  4,085                 4,096
  Retained earnings                                                         24,765                 23,263                23,531
  Accumulated other comprehensive income (loss)                             (1,486)                   970                   725
                                                                         ----------             ---------              ---------
    Total Shareholders' Equity                                              50,117                 51,138                51,179
                                                                         ----------             ---------              ---------
    Total Liabilities and Shareholders' Equity                           $ 490,489              $ 473,104             $ 488,873
                                                                         ==========             =========              =========
The accompanying notes are an integral part of these financial statements.


                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              --------------------------------------------------------------
                                                               SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,
                                                               -------------   -------------    -------------  -------------
                                                                  1999            1998             1999           1998
                                                                  ----            ----             ----           ----
INTEREST INCOME
  Loans                                                          $ 7,206         $ 6,997         $ 21,112      $  20,698
  Investment securities:
    Taxable                                                        1,527           1,299            4,221          3,829
    Exempt from federal income taxes                                 332             329              990            956
  Federal funds sold and other                                        79             309              585            961
                                                              ----------       ---------        ---------      ---------
      Total Interest Income                                        9,144           8,934           26,908         26,444
                                                              ----------       ---------        ---------      ---------

INTEREST EXPENSE
  Deposits                                                         3,766           4,206           11,672         12,415
  Federal funds purchased and other borrowings                        69              17               99             35
  Long-term borrowings                                                92               -              142              -
                                                              ----------       ---------        ---------      ---------
      Total Interest Expense                                       3,927           4,223           11,913         12,450
                                                              ----------       ---------        ---------      ---------

    Net Interest Income                                            5,217           4,711           14,995         13,994

Provision for Loan Losses                                            197             148              533            390
                                                              ----------       ---------        ---------      ---------

    Net Interest Income after Provision for Loan Losses            5,020           4,563           14,462         13,604
                                                              ----------       ---------        ---------      ---------

NON-INTEREST INCOME
  Service charges on deposit accounts                                585             445            1,589          1,238
  Other fees and commissions                                         116             145              387            430
  Net realized gains on disposition of securities                      7              17               13            455
  Other income                                                        88              53              292            354
                                                              ----------       ---------        ---------      ---------
        Total Non-Interest Income                                    796             660            2,281          2,477
                                                              ----------       ---------        ---------      ---------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                   2,399           1,989            7,266          5,890
  Occupancy                                                          315             264              973            738
  Equipment                                                          309             276              935            824
  Directors' fees                                                     66              99              239            303
  Deposit insurance premiums                                          30              29               91             90
  Other                                                            1,225             965            3,458          2,894
                                                              ----------       ---------        ---------      ---------
      Total Non-Interest Expense                                   4,344           3,622           12,962         10,739
                                                              ----------       ---------        ---------      ---------

  Income Before Income Taxes                                       1,472           1,601            3,781          5,342

  Provision for Income Taxes                                         433             424              984          1,460
                                                              ----------       ---------        ---------      ---------

  Net Income                                                  $    1,039         $ 1,177        $   2,797      $   3,882
                                                              ==========       =========        =========      =========

Net Income per Common Share
  Basic                                                       $     0.23       $    0.26        $    0.61      $    0.85
                                                              ==========       =========        =========      =========
  Diluted                                                     $     0.23       $    0.25        $    0.61      $    0.84
                                                              ==========       =========        =========      =========

Cash Dividends Paid per Common Share                          $     0.12       $    0.10        $    0.36      $    0.30
                                                              ==========       =========        =========      =========

Weighted Average Number of Shares Outstanding
  Basic                                                        4,582,783       4,561,756        4,579,099      4,541,522
                                                              ==========       =========        =========      =========
  Diluted                                                      4,605,043       4,655,371        4,601,360      4,635,137
                                                              ==========       =========        =========      =========

The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                              ACCUMULATED
                                              SHARES OF               ADDITIONAL                 OTHER
                                                COMMON      COMMON     PAID-IN     RETAINED    COMPREHEN-
                                                STOCK       STOCK      CAPITAL     EARNINGS   SIVE INCOME   TOTAL
                                              ---------     ------     -------     --------   -----------   -----
Balance - December 31, 1998                  4,565,326    $ 22,827     $ 4,096     $ 23,531     $   725   $ 51,179

Comprehensive income
  Net income                                         -           -           -        2,797           -      2,797
  Other comprehensive income (loss)                  -           -           -            -      (2,211)    (2,211)

Common stock issued                              1,755           9          20            -           -         29

Stock options exercised                         19,926          99         (52)           -           -         47

Common stock repurchased                       (10,500)        (53)       (105)           -           -       (158)

Cash paid in lieu of fractional shares            (163)         (1)         (2)           -           -         (3)

Cash dividends declared
  ($0.36 per share)                                  -           -           -       (1,563)          -     (1,563)
                                             ---------    --------    --------     --------     --------  --------

Balance - September 30, 1999                 4,576,344    $ 22,881     $ 3,957     $ 24,765     $(1,486)  $ 50,117
                                             =========    ========    ========     ========     ========  ========

The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                                 ACCUMULATED
                                              SHARES OF                 ADDITIONAL                  OTHER
                                                COMMON       COMMON      PAID-IN      RETAINED    COMPREHEN-
                                                STOCK        STOCK       CAPITAL      EARNINGS   SIVE INCOME     TOTAL
                                              ---------      ------     ----------    --------   -----------     -----
Balance - December 31, 1997                  4,516,535     $ 22,583      $ 3,789      $ 20,667       $ 704     $ 47,743

Comprehensive income:
  Net income                                         -            -            -         3,882           -        3,882
  Other comprehensive income                         -            -            -             -         266          266

Common stock issued                              1,157            6           19             -           -           25

Stock options exercised                         46,360          231          277             -           -          508

Cash dividends declared
  ($0.30 per share)                                  -            -            -        (1,286)          -       (1,286)
                                            ----------    ---------     --------     ---------      ------     --------

Balance - September 30, 1998                 4,564,052     $ 22,820      $ 4,085      $ 23,263       $ 970     $ 51,138
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

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                           ----------------------------------
                                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                                                1999                1998
                                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $ 2,797             $ 3,882
  Adjustments to reconcile to net cash provided
    by operating activities:
      Provision for loan and other real estate losses                             533                 390
      Depreciation and amortization                                             1,126               1,007
      Amortization of bond (discounts) and premiums                                25                  16
      Gain on disposition of securities                                           (13)               (455)
      Gain on sale of loans                                                      (215)                (33)
      Gain on sale of assets                                                       (7)                (93)
      Changes in:
        Loans held for sale                                                     3,532              (2,500)
        Interest receivable                                                      (531)               (597)
        Other assets                                                              147                (103)
        Interest payable                                                           11                  46
        Other liabilities                                                         (63)              1,418
                                                                              -------             -------
        Net cash provided by operating activities                               7,342               2,978
                                                                              -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities, calls, and sales of securities -
      available-for-sale                                                       20,724              28,432
  Proceeds from maturities of securities - held-to-maturity                     2,386               2,751
  Purchase of securities - available-for-sale                                 (36,754)            (33,445)
  Purchase of securities - held-to-maturity                                      (617)             (1,677)
  Purchases of premises and equipment                                            (532)             (2,926)
  Proceeds from sale of premises and equipment                                     29                 192
  Net increase in loans                                                       (23,318)            (12,928)
                                                                              -------            --------
        Net cash used in investing activities                                 (38,082)            (19,601)
                                                                              -------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest bearing deposits                      1,818              (4,514)
  Net increase (decrease) in interest bearing deposits                        (16,499)             15,740
  Issuance of stock                                                                76                 533
  Common stock repurchase                                                        (158)                  -
  Cash paid in lieu of fractional shares                                           (3)                  -
  Cash dividends paid                                                          (1,563)             (1,286)
  Proceeds from short-term borrowings                                           6,411               2,162
  Proceeds from long-term borrowings                                           11,000                   -
                                                                              -------                   -
        Net cash provided by financing activities                               1,082              12,635
                                                                              -------             -------

Net decrease in cash and cash equivalents                                    $(29,658)            $(3,988)

CASH AND CASH EQUIVALENTS
  Beginning                                                                    44,149              35,930
                                                                             --------             -------

  Ending                                                                      $14,491             $31,942
                                                                             ========             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                                           $11,902             $12,413
                                                                             ========             =======

      Income taxes                                                            $   937             $ 1,593
                                                                             ========             =======

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                               $   203             $   128
                                                                             ========             =======


The accompanying notes are an integral part of these financial statements.

                         PART 1 - FINANCIAL INFORMATION

                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1998 Annual Report to Shareholders on Form 10-K, including the 1998 consolidated financial statements of James River Bankshares, Inc. ("James River" or the "Company").



NOTE 2.  MERGERS AND ACQUISITIONS

         On August 15, 1999, James River completed its merger with State Bank of Remington, Inc. ("State Bank"). Under the terms of the Merger Agreement , State Bank became a wholly owned banking subsidiary of James River and is conducting operations as a free standing banking subsidiary. The Merger Agreement provided that shareholders of State Bank receive 2.9 shares of James River common stock for each outstanding share of State Bank common stock. State Bank had approximately 291,000 shares of common stock outstanding, which converted to 843,815 whole shares of James River's common stock. The merger was accounted for as a pooling of interests. All historical information presented in this Form 10-Q has been restated to reflect this transaction.



NOTE 3.  COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. All of James River's other comprehensive income relates to net unrealized gains (losses) on available-for-sale securities.



         Comprehensive income consists of the following for the nine months ended September 30:


                                            1999                 1998
                                        ------------       ----------------

    Net income                          $  2,797,000          $3,882,000

    Other comprehensive income            (2,211,000)            266,000
                                        ------------       -----------------
    Total comprehensive income (loss)   $    586,000          $4,148,000
                                        ============       =================

         The components of other comprehensive income and related tax effects for the nine months ended September 30 are shown in the following table.



                                                                      1999            1998
                                                                ---------------- ------------
Unrealized gain/(loss) on available-for-sale securities           $ (3,338,000)    $ 863,000

Reclassification adjustment for gains realized in income                13,000       455,000
                                                                ---------------- ------------
Net unrealized gain/(loss)                                        $ (3,351,000)    $ 408,000

Tax effect                                                          (1,140,000)      142,000
                                                                ---------------- ------------
Net of tax amount                                                 $ (2,211,000)    $ 266,000
                                                                ================ ============


                  Item 2. Management's Discussion and Analysis

                of Financial Condition and Results of Operations



         Information contained in this Form 10-Q may contain forward looking statements with respect to James River Bankshares, Inc.'s ("James River" or the "Company") financial condition and results of operations, including the anticipated effect of rising interest rates on net interest income and James River's Year 2000 readiness. These forward looking statements may involve certain risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward looking statements. Risks and uncertainties that may affect the financial condition and results of operations of James River include, but are not limited to, general economic and business conditions, interest rate fluctuations, competition from banks and other financial service providers, new financial products and services, risks inherent in making loans including repayment risks and changing collateral values, changing trends in customer profiles, technological changes, changes in laws and regulations applicable to James River and its subsidiaries, and risk related to Year 2000 issues, including the risks associated with vendors and their suppliers and risks from customers. Although James River believes that its expectations with respect to any forward looking statements are based upon reasonable assumptions within the limits of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from any future results that may be expressed or implied by forward looking statements.


FINANCIAL CONDITION
-------------------

ASSETS
------

         Total assets of James River at September 30, 1999 were $490.5 million compared to $488.9 million at December 31, 1998, an increase of $1.6 million or 0.3%. Net loans increased $19.3 million during the first nine months of 1999. Real estate loans increased $6.4 million to $185.9 million at September 30, 1999, and business loans increased $12.0 million while loans held for sale decreased $3.3 million for the same period. Investment securities increased $10.9 million, from $110.8 million at December 31, 1998 to $121.7 million at September 30, 1999. Federal funds sold decreased $14.8 million to $300 thousand at September 30, 1999, while interest bearing deposits decreased $11.8 million during the first nine months of 1999. Short-term investments, including Federal Funds sold and interest bearing deposits were reduced and invested in higher yielding investment securities and loans during the period. Total earning assets increased $3.5 million, or 0.8%, during the same period.

         At September 30, 1999, James River's total assets were $490.5 million, 3.7%, or $17.4 million, more than on the comparable date in 1998. Net loans were $331.3 million at September 30, 1999, an increase of $22.7 million over September 30, 1998. Real estate loans increased 3.6% or $6.5 million and business loans increased 16.7% or $12.8 million while loans held for sale decreased 91.5% to $282 thousand for the same period. Investment securities were $121.7 million at September 30, 1999, up $11.0 million from September 30, 1998. Interest bearing deposits and federal funds sold decreased $9.5 million and $4.4 million, respectively at September 30,1999 over September 30, 1998.

         Average total assets for the nine months ended September 30, 1999 increased $23.4 million to $490.5 million from $467.1 million for the nine months ended September 30, 1998. Average investment securities increased 10.2% from $107.1 million for the nine months ended September 30, 1998 to $118.0 million for the same period in 1999. Average total loans increased $19.7 million to $325.4 million during the same period. Average interest bearing deposits decreased 31.8% to $6.2 million while Federal funds sold decreased 29.8% to $9.3 million in the first nine months of 1999 over the same period of 1998.

         Average total assets increased 3.8% to $491.9 million for the quarter ended September 30, 1999 from $474.2 million for the same period in 1998. Average investment securities increased from $109.9 million for the quarter ended September 30, 1998 to $124.6 million for the quarter ended September 30, 1999. Average total loans increased 6.8% to $331.5 million during the same period. Average interest bearing deposits decreased $9.4 million and Federal funds sold decreased $6.6 million, respectively in the third quarter of 1999 over the same period of 1998.


LIABILITIES
-----------

         Total liabilities at September 30, 1999 were $440.4 million compared to $437.7 million at December 31, 1998, a 0.6%, or $2.7 million increase. Deposits at September 30, 1999 were $419.2 million compared to $433.9 million at December 31, 1998, a decrease of 3.4% or $14.7 million. During the first nine months of 1999, non-interest bearing deposits increased $1.8 million to $58.2 million, while interest bearing deposits decreased $16.5 million to $361.0 million.

         At September 30, 1999, total liabilities were $18.4 million more than total liabilities at September 30, 1998. Deposits at September 30, 1999 were $3.7 million more than the $415.5 million at September 30, 1998. Non-interest bearing deposits increased $7.8 million while interest bearing deposits decreased $4.1 million for the same period. Long term borrowings increased $11.0 million over the comparable period in 1998. The debt was incurred by the Company's subsidiary banks through the Federal Home Loan Bank.

         Average total liabilities for the nine months ended September 30, 1999 increased 5.2% to $439.4 million compared to $417.7 million for the same period in 1998. Average interest bearing deposits increased 3.2% to $374 million for the same period, while average non-interest bearing deposits increased 10.6% to $55.6 million. Average Federal funds purchased increased $859 thousand for the same period.

         Average total liabilities for the quarter ended September 30, 1999 were $441.5 million compared to $423.7 million for the quarter ended September 30, 1998, an increase of $17.8 million. Average interest bearing deposits increased $4.1 million for the same period, while average non-interest bearing deposits increased $3.7 million. Average Federal funds purchased increased $2.5 million for the same period.


NON-PERFORMING ASSETS
---------------------

         Non-performing assets of James River consist of non-accrual loans and property acquired through foreclosure or repossession. Non-performing assets totaled $2.7 million on September 30, 1999, compared to $2.0 million on December 31, 1998. On September 30, 1999, non-accrual loans totaled $968 thousand, of which $829 thousand was secured by real estate. Non-accrual loans totaled $390 thousand on December 31, 1998, of which $278 thousand was secured by real estate. Foreclosed real estate accounted for $1.7 million of non-performing assets at September 30, 1999 compared to $1.6 million at December 31, 1998.

         Loans past due 90 days or more and still accruing were $968 thousand and $521 thousand on September 30, 1999 and December 31, 1998, respectively. Of these loans, loans secured by real estate totaled $738 thousand on September 30, 1999 and $332 thousand on December 31, 1998.

         The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $2.0 million and $1.4 million at September 30, 1999, and December 31, 1998, respectively. The portion of the allowance for loan losses allocated to the impaired loan balance was $241 thousand and $162 thousand at September 30, 1999, and December 31, 1998, respectively.

         The allowance for loan losses is maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above.

         James River's allowance for loan losses of $4.5 million was 1.3% of total loans on September 30, 1999 compared with $4.2 million or 1.3% of total loans on September 30, 1998. On December 31, 1998, the allowance for loan losses of $4.3 million was 1.4% of total loans.


RESULTS OF OPERATIONS
---------------------

NET OPERATING RESULTS
---------------------

         For the quarter ended September 30, 1999, James River's net income was $1.0 million compared to $1.2 million for the same period of 1998, a 11.7% decrease. Diluted earnings per share in the third quarter decreased 8.0% to $.23 in 1999 from $.25 in 1998. The annualized return on average assets and return on average equity were 0.85% and 8.24%, respectively, in the third quarter of 1999 compared to 0.99% and 9.33% in the comparable period in 1998. The decrease in net income is primarily attributable to non-recurring expenses totaling $244 thousand after taxes related to the merger of State Bank of Remington and to the downsizing of the Company's mortgage subsidiary. Exclusive of non-recurring expense in the third quarter of 1999, the annualized return on average assets was 1.04% and the return on average equity was 10.17%.

         For the nine months ended September 30, 1999, net income was $2.8 million compared to $3.9 million for the same period in 1998, a 28.0% decrease. Diluted earnings per share in the first nine months of 1999 decreased 27.4% to $0.61 from $0.84 in the comparable 1998 period. The net income comparison for the nine month periods in 1999 and 1998 was affected by non-recurring merger expenses totaling $248 thousand and mortgage subsidiary restructuring charges of approximately $73 thousand after taxes. Also, in the first nine months of 1998, the Company had non-recurring income resulting from gains on the sale of securities and from mortgage servicing rights totaling $567 thousand before taxes. After tax, these non-recurring items added approximately $352 thousand, or $.09 per fully diluted share, to net income in the first nine months of 1998. The annualized return on average assets and return on average equity for the first nine months of 1999 were 0.76% and 7.30% respectively, compared to 1.11% and 10.48% in the comparable period of 1998. On the basis of recurring net income for the nine months, the annualized return on average assets was .85% in 1999 compared with 1.01% in 1998, and the return on average equity was 8.14% in 1999 compared with 9.53% in 1998.

NET INTEREST INCOME
-------------------

         Net interest income during the quarter ended September 30, 1999 increased $506 thousand to $5.2 million, up 10.7% from the $4.7 million for the quarter ended September 30, 1998. During the third quarter of 1999, income on investment securities increased $231 thousand, or 14.2%, to $1.9 million, compared to the third quarter of 1998. Interest expense on deposits decreased 10.5% in the third quarter from $4.2 million in 1998 to $3.8 million for the same period in 1999. The net interest margin increased in the third quarter of 1999 to 4.69% from 4.43% in same period in 1998.

         At the end of the second quarter of 1999, the Federal Reserve raised its benchmark for short-term interest rates 25 basis points. That change was reflected in the market with a comparable change in the prime lending rate. As evidenced by higher third quarter net interest income, higher short-term rates are expected to have a beneficial effect on interest income and a lesser, or delayed, effect on interest expense, depending upon competitive factors. Long-term interest rates, particularly mortgage loan rates, have been trending upward throughout 1999. This trend has reduced the volume of mortgage loan originations and refinances throughout the year.

         Net interest income during the nine months ended September 30, 1999 increased $1.0 million to $15.0 million, up 7.2% from $14.0 million in the same period of 1998. Interest and fee income on loans increased $414 thousand or 2.0% to $21.1 million in the first nine months of 1999 over the $20.7 million in the comparable period in 1998. During the first nine months of 1999, income on investment securities increased $426 thousand or 8.9% to $5.2 million compared to the first nine months of 1998. Interest expense on deposits decreased 6.0% from $12.4 million in the first nine months of 1998 to $11.7 million in 1999. The net interest margin was 4.51% in the first nine months of 1999 compared to 4.44% in the same period in 1998.



PROVISION FOR LOAN LOSSES
-------------------------


         The provision for loan losses during the quarter ended September 30, 1999 was $197 thousand, up $49 thousand, or 33.1%, from the respective period in 1998.

         The provision for loan losses during the first nine months of 1999 was $533 thousand, up $143 thousand or 36.7% from the respective period in 1998. This increase was due in part to an increase in total loans for the first nine months of 1999 of $23.1 million, or 7.4%, to $335.8 million compared to $312.7 million during the first nine months of 1998. The increase also reflected higher loan losses in the 1999 period, an increase in non-performing assets, the deterioration of certain impaired loans, and a rising interest rate environment that may adversely affect borrowers' ability to repay loans.


NON-INTEREST INCOME
-------------------

         For the three months ending September 30, 1999, non-interest income was $796 thousand, up $136 thousand, or 20.6%, compared to the respective period in 1998. This increase was partially attributable to $77 thousand from gain on sale of loans originated in the new mortgage subsidiary. This increase also reflects a 31.5% increase in service charges on deposit accounts.

         For the nine months ended September 30, 1999, non-interest income was $2.3 million, down 7.9% compared the same period of 1998. The decrease was predominately attributable to non-recurring income in the first nine months of 1998 from gains on the sale of securities and mortgage servicing rights totaling $607 thousand. Excluding the non-recurring items in 1998, non-interest income increased 22.0% in the first nine months of 1999.

NON-INTEREST EXPENSE
--------------------

         Non-interest expense during the third quarter of 1999 increased $722 thousand, or 19.9%, to $4.3 million compared with $3.6 million in the comparable 1998 quarter. This increase reflects non-recurring expenses of $244 thousand related to the merger of State Bank of Remington and to the downsizing of the Company's mortgage subsidiary.

         Non-interest expense during the first nine months of 1999 increased $2.2 million, or 20.7%, to $13.0 million compared with the same period of 1998. The increase was primarily attributable to the non-recurring factors that affected third quarter non-interest expense discussed above. Expenses related to the opening of four new branch offices and the mortgage subsidiary in the fourth quarter of 1998 also affected the comparison.



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

         At September 30, 1999, James River had $54.3 million in undisbursed loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $121.7 million in investment securities. Of this amount, only $14.3 million is classified as held-to-maturity and is not readily available for sale. $9.0 million of the investment securities portfolio will mature in less than one year, with an additional $51.0 million maturing between 1 and 5 years.

         James River has $11.0 million in long-term debt. Almost the entire deposit base is made up of core deposits, with only 9.1% of total deposits composed of certificates of deposit of $100,000 and over.


CAPITAL RESOURCES
-----------------

         Total shareholders' equity amounted to $50.1 million at September 30, 1999 compared to $51.2 million at December 31, 1998. Reference is made to the Consolidated Statements of Changes in Shareholders' Equity, included elsewhere in this 10-Q. The decrease in shareholders' equity is attributable primarily to a decrease in the valuation of securities held for sale and secondarily to normal cash dividends paid to shareholders. In August of 1999, James River implemented a stock repurchase plan authorizing the total buyback of 50,000 shares. As of September 30, 1999, James River had repurchased 10,500 shares at a cost of $158 thousand. James River's leverage ratio was 10.06%, with a tier 1 risk-based capital ratio of 15.35% and a total risk-based capital ratio of 16.60%. Each of these ratios is above the level required to be classified for regulatory purposes as "well capitalized".


RECENT ACCOUNTING CHANGES
-------------------------

         Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative information embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters or fiscal years beginning after June 15, 2000. James River does not expect this Statement to materially affect its financial condition or results of operations.

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

Awareness Phase - Completed third quarter 1997;
Assessment Phase - Completed first quarter 1998;
Renovation Phase - No significant renovation to existing systems (principal hardware and software systems were compliant when purchased);
Validation Phase - Completed first quarter 1999; and
Implementation Phase - Completed secondquarter 1999 for mission critical systems.

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

The Costs to Address the Company's Year 2000 Issues

         At this stage, James River has incurred costs of approximately $25,000 related to Year 2000. This figure represents the software upgrade to two (2) Proof Department Reader/Sorter machines; statement stuffers on Year 2000 scams for all accounts; the re-ordering of ATM cards due to expiration dates of December 31, 1999; and associated advertising costs for "Mrs. Y2K Day" in each bank main office as well as for postage and printing for the CEO letters mailed to deposit customers in this quarter. The Company has completed its investigation into the advisability of hiring security guards for its branch banking offices during a period of time around the millennium date change, and determined that each branch will have security guards or new locking devices on the front doors, or a combination of both, depending on the location. The projections for expenses related to Year 2000 range from $50,000 to $100,000, which is an increase from Company's previous estimate due primarily to the decision to hire security guards. In addition, a non-cash charge of approximately $61,000 will be incurred in 1999 to maintain back-up computer capabilities.

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

The Company's Contingency Plans

         James River continues to evaluate contingency plans with respect to the Year 2000. The Company has outlined its needs for a short-term emergency and are working on a more detailed plan for a longer-term business disruption, should that be necessary. The manual processing of teller work as well as other transactions such as loan payments, general ledger entries, etc. is the focus of the Company's contingency plan. The utilization of back-office personnel to meet customer requests for year-end statements is also a vital part of that plan. During the third quarter of 1999, the Company evaluated the need for training to implement these aspects of the contingency plan and will provide this training during the early months of the fourth quarter. In addition, the disaster recovery plans of each subsidiary have been reviewed during the second quarter of 1999 with respect to Year 2000 issues. Also, in conjunction with its decision to enter into a data processing agreement with SBS Data Services, Inc., James River decided to retain its mainframe computer as part of its contingency back-up plan. Upgrades to the operating system, Unix, and any other ancillary equipment pertaining to the mainframe have been ordered and loaded. Testing has been performed on several of the ancillary functions during this quarter, such as the proof machines, with no problems encountered. Testing on the remainder of the ancillary functions as well as the mainframe itself will be completed during the fourth quarter. The mainframe would be activated only if SBS Data Services, Inc.'s disaster recovery plan failed.

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

         In conjunction with the above normal cash needs, the Company and its subsidiaries have reviewed insurance coverage needs and security measures that may be necessary. An analysis of the use of security guards has been performed as well as an inventory taken of dual-control facilities for cash storage.

         The Company expects on-going reviews of all contingency plans and is committed to updating the overall plan as necessary to ensure continued operation in the new century.


       Item 3. Quantitative and Qualitative Disclosures about Market Risk

         James River's primary market risk is exposure to interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of James River's interest-earning assets and interest-bearing liabilities. There were no material changes in James River's market risk management strategy during the third quarter of 1999. James River is monitoring its interest rate risk in view of increases in both short and long-term interest rates. Based on current assessments and the level of changes in interest rates, the effects are not expected to be material.

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


Item 2.           Changes in Securities - None

Item 3.           Defaults upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Securities Holders

         James River held its 1999 Annnual Meeting of Shareholders on July 22, 1999. At the Annual Meeting, the following matters were acted upon by shareholders.

         1.  Approval of merger with State Bank of Remington.

             FOR                    AGAINST                   ABSTAIN
         2,468,597                  117,339                    54,355

         2. Election of Directors. The following persons were elected as directors of James River to serve a one year term, with the votes For and Withheld as indicated below.

DIRECTOR                               FOR                           WITHHELD

Harold U. Blythe                    2,966,742                         27,255

G. P. Jackson                       2,983,345                         10,652

James E. Butler, Jr.                2,982,961                         11,036

Ben P. Kanak                        2,980,645                         13,352

Bruce B. Gray                       2,962,857                         31,140

John A. Ramsey, Jr.                 2,981,920                         12,077

Elmon T. Gray                       2,962,782                         31,215

Robert E. Spencer, Jr.              2,983,420                         10,577

Horace R. Higgins, Jr.              2,984,332                          9,665

          3. Ratification of Yount, Hyde & Barbour, P.C. as independent auditors for 1999.

             FOR                    AGAINST                   ABSTAIN
          2,934,559                 40,112                     19,326


Item 5.           Other Information - None

Item 6.           Exhibits and reports on Form 8-K

                  (a)      Exhibits - Financial Data Schedule, Exhibit 27
                                      Amended and Restated Stock/Cash Plan for
                                      Payment of Directors Fees, Exhibit 10.8
                  (b)      Reports on Form 8-K - None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   JAMES RIVER BANKSHARES, INC.



Date:  November 10, 1999           /s/ Donald W. Fulton, Jr.
      ------------------           --------------------------------------
                                   Donald W. Fulton, Jr., Sr. Vice President
                                   and Chief Financial Officer