Form 10-K405
period 1999-12-31
JAMES RIVER BANKSHARES INC
filed 2000-03-30
CIK 935037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ___________________________________

                                   FORM 10-K
                      ___________________________________

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                        Commission File Number 0-26314

                         JAMES RIVER BANKSHARES, INC.

                Virginia                      54-1740210
          State of Incorporation      IRS Employer Identification No.

                  1514 Holland Road , Suffolk, Virginia 23434

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

Yes       X       No
        ------        ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2000: Common Stock - $47,789,940.

     The number of shares outstanding of the registrant's common stock as of March 1, 2000: 4,609,440.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 ("Annual Report") are incorporated by reference in Part I and Part II of this Form 10-K. Portions of the definitive Proxy Statement (the "2000 Proxy Statement") to be used in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                               Table of Contents




                                    Part I
Item
----
1.  Business                                                                  1
     I.   Operations of James River's Banking Subsidiaries                    2
          A. Loan Portfolio                                                   3
          B. Asset Quality                                                    5
          C. Non Performing Assets                                            8
          D. Investments                                                      9
          E. Deposits                                                         11
          F. Short Term Borrowings                                            12
          G. Long Term Borrowings                                             12
          H. Average Balances, Interest Income and Average Yields and Rates   13
          I. Rate and Volume Analysis                                         14
          J. Interest Sensitivity Analysis                                    15
     II.  Market Area and Competition                                         17
     III. Supervision and Regulation of James River's Banking Subsidiaries    17
          A. Analysis of Capital                                              18
          B. Liquidity                                                        19
          C. Employees                                                        19
2.  Properties                                                                19
3.  Legal Proceedings                                                         20
4.  Submission of Matters to a Vote of Security Holders                       20

                                    Part II

5.  Market for Registrant's Common Equity and Related
    Shareholder Matters                                                       21
6.  Selected Consolidated Financial Data                                      21
7.  Management's Discussion and Analysis of Financial Condition               21
7a. Quantitative and Qualitative Disclosures About Market Risk                21
8.  Financial Statements and Supplementary Data                               21
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                       21

                                   Part III

10. Directors and Executive Officers of the Registrant                        22
11. Executive Compensation                                                    22
12. Security Ownership of Certain Beneficial Owners and Management            22
13. Certain Relationships and Related Transactions                            22

                                    Part IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K          23

        Certain information appearing elsewhere in this report contains forward looking statements that are subject to risks and uncertainties that could cause the Company's future results to differ materially from those anticipated in these forward looking statements. These forward looking statements include, but are not limited to, statements regarding management's goals to improve profitability, make strategic acquisitions, and other risks, expectations, or goals. Risks and uncertainties that may affect the financial condition and results of operations of the Company include, but are not limited to, general economic and business conditions, interest rate trends, competition from banks and other financial service providers, new financial products and services, risks inherent in making loans, including repayment risks and changing collateral value, changing trends in customer profiles, technological changes, and changes in laws and regulations applicable to James River and its subsidiaries. Although James River believes that its expectations with respect to any forward looking statements are based upon reasonable assumptions within the limits of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from any future results that may be expressed or implied by forward looking statements.

                                    PART I

Item 1. Business

General

        James River Bankshares, Inc. ("James River" or the "Company") is a Virginia bank holding company that commenced operations June 1, 1995. James River was capitalized pursuant to a share exchange ("Share Exchange") between Bank of Suffolk, a Virginia state chartered bank ("BOS"), and James River Bank ("JRB"), also a Virginia state chartered bank. In the Share Exchange, shareholders of BOS and JRB exchanged their shares of common stock of BOS and JRB, respectively, for shares of James River Common Stock. BOS and JRB became wholly owned subsidiaries of James River on May 31, 1995.

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

        In February 2000, the Company's board of directors approved the suspension of operations of Mortgage Company of James River, Inc. The decision to suspend operations was made in view of operating losses sustained in 1999 and expected losses in 2000. The closing will result in an expected charge of approximately $105 thousand after taxes to first quarter earnings in 2000.

        In August 1999, James River completed its acquisition of State Bank of Remington, Inc., a Virginia state charted bank in Remington, Virginia ("SBR"). Shareholders of SBR received 2.9 shares of James River common stock for each outstanding share of SBR common stock. SBR had approximately 291,000 shares of common stock outstanding, which converted into 843,815 whole shares of James River's common stock. Also in 1999, James River purchased Colonial Loans, Inc., a consumer finance company located in Fredericksburg, Virginia.

        James River now has five operating bank subsidiaries with a total of 27 banking offices that conduct operations along the James River basin from Hopewell, Virginia to Suffolk, Virginia and in the Piedmont area of Virginia in southern Fauquier County.


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

        BOS was formed in 1967 and has seven branches in Suffolk, Virginia and one office in Chesapeake, Virginia, which was opened in October 1998. FCB was formed in 1972 and commenced operations in 1975. Based in Hopewell, Virginia, FCB has seven branches located in Hopewell, Petersburg, Colonial Heights, and the counties of Dinwiddie and Chesterfield. JRB was chartered in 1933. Its main office is in Waverly, Virginia. It operates a total of six branches in Sussex and Southhampton Counties and the city of Franklin. JRBC was formed in 1971 in Smithfield, Virginia. In the fourth quarter of 1998, it opened two additional offices in Newport News and Grafton, Virginia. SBR was formed in 1913 and has three branches located in Remington, Bealeton and Catlett, Virginia.

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

        The following table sets forth the composition of the loan portfolio of James River's banking subsidiaries on a restated consolidated basis (by percentage) for the five years ended December 31, 1999.


                                             Loan Portfolio by Percentage

                                                                    December 31,
                                      ---------------------------------------------------------------------
                                            1999          1998          1997          1996          1995
                                           -----          ----          ----          ----          ----
                                                              (dollars in thousands)
          Commercial                          14.3%         12.4%         13.3%         10.2%         12.4%
          Real estate-commercial              19.5%         18.2%         19.0%          9.1%          8.9%
          Real estate-construction
            and land development               5.9%          8.4%          7.2%          5.9%          3.8%
          Real estate-mortgage                48.6%         50.0%         49.0%         62.1%         62.6%
          Agricultural                         1.1%          0.9%          1.8%          0.8%          0.4%
          Installment                         10.6%         10.1%          9.7%         11.9%         11.9%
                                      ---------------------------------------------------------------------
           Total Loans                       100.0%        100.0%        100.0%        100.0%        100.0%

          Total Loans                      $333,149      $312,571      $296,648      $277,014      $243,247
                                      ---------------------------------------------------------------------

   James River's service area provides lending opportunities to small businesses, farmers, and a wide range of consumers. Most of the small businesses are either retail or agribusiness companies. The loan portfolio set forth above for James River's banking subsidiaries is 74.1% collateralized by first and second deeds of trust on residential and commercial real estate. This heavy collateralization by real estate requires an ascertainment of property values in the service areas and lending on the appropriate loan-to-value ratios.

   Commercial. Commercial loans represented 33.8% of James River's total loan portfolio on December 31, 1999. Commercial loans are used to purchase commercial real estate, to purchase capital equipment, to support letters of credit and to fund inventory purchases. To support all of the commercial business credits, borrowers' financials are kept current and are analyzed to determine repayment through cash flows and annual earnings. Because most of these businesses are small, principal owners generally are asked to personally guarantee the credit.

     Agricultural. At December 31, 1999, agricultural loans totaled $3.6 million or 1.1% of the loan portfolio. These were all farm operating loans including loans secured by farm equipment. Loans secured by farm equipment have annual payments and are part of the loan portfolio with maturities of up to five years.

     Real Estate Construction and Land Development. Real estate construction and land development loans amounted to $19.7 million or 5.9% of the loan portfolio at December 31, 1999. Most of these loans were made to either homeowners who were having their own home built or to contractors who were building a residence under contract. In addition, the Company provides financing to contractors for residential real estate construction that is not pre-sold.

   Real Estate Mortgage. Real estate mortgage loans amounted to $162.0 million or 48.6% of the loan portfolio at December 31, 1999. Of the real estate mortgages, 86.0% were residential mortgages on one to four family units. These loans were either open ended adjustable rate mortgages ("ARMS"), amortized monthly, predominately on a 20 year amortized basis, or closed end balloon loans, monthly amortized and based on 15 or 20 year amortization. Both the ARMs and the balloons have one, three or five year adjustable rates. $23.0 million were real estate loans to individuals used for farm purchases and multifamily residential properties.

   Installment. On December 31, 1999, $35.3 million or 10.6% of total loans were consumer and installment loans. Installment loans include home improvement loans, automobile loans and personal unsecured loans.

Loan Portfolio

        As described above, the portfolio of James River's banking subsidiaries is comprised of commercial loans, agricultural loans, real estate loans, and installment loans. Net loans consist of total loans minus the allowance for loan losses, unearned discounts, and deferred loan fees. Net loans were $328.9 million at December 31, 1999, 5.40% more than net loans of $312.0 million at December 31, 1998. The average balance of total loans as a percentage of average earning assets was 71.5%, 70.2%, 70.2%, 66.5% and 65.6% for 1999, 1998, 1997,
1996 and 1995, respectively. James River's banking subsidiaries had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 1999, 1998, 1997, 1996, or 1995.

        In the normal course of business, James River's banking subsidiaries make various commitments and incur certain contingent liabilities which are disclosed but not reflected in its financial statements. These commitments and contingent liabilities include commitments to extend credit and standby letters of credit. At December 31, 1999, commitments for standby letters of credit totaled $2.0 million and commitments to extend credit were $59.1 million. At December 31, 1998, commitments for standby letters of credit totaled $3.0 million and commitments to extend credit totaled $71.5 million.

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

                                                      Loan Portfolio

                                                                   December 31,
                                        ------------------------------------------------------------------
                                           1999          1998          1997          1996          1995
                                           ----          ----          ----          ----          ----
                                                              (dollars in thousands)
Commercial                               $ 47,736      $ 38,669      $ 39,511      $ 28,348      $ 30,157
Real estate-commercial                     64,816        56,786        56,379        25,206        21,596
Real estate-construction
  and land development                     19,675        26,417        21,290        16,192         9,158
Real estate-mortgage                      162,044       156,372       145,278       172,090       152,395
Agricultural                                3,605         2,848         5,236         2,256         1,102
Installment                                35,273        31,479        28,954        32,922        28,839
                                        ------------------------------------------------------------------
  Total Loans                             333,149       312,571       296,648       277,014       243,247
Less:
  Allowance for loan
    Losses                                  4,788         4,273         3,928         3,769         3,551
  Unearned discount                            11            18            30            73           167
  Deferred loan fees (costs)                 (161)         (129)           50           169           159
                                      --------------------------------------------------------------------
    Net loans receivable                  328,511       308,409       292,640       273,003       239,370
Loans held for sale                           345         3,599           789         1,192         1,483
    Net loans                            $328,856      $312,008      $293,429      $274,195      $240,853
                                         ========      ========      ========      ========      ========

        Set forth below is information regarding the maturity of loans for James River's banking subsidiaries at December 31, 1999:

                                      Maturity Schedule of Loans

                                                                              December 31, 1999
                                                   ----------------------------------------------------------------------------
                                                                            Over One
                                                         One Year            through           Over Five            Total
                                                          or Less          Five Years            Years              Loans
                                                          -------          ----------          ---------            -----
                                                                             (Dollars in thousands)
Commercial                                                     $19,158           $ 19,902           $  8,676           $ 47,736
Real estate-commercial                                           5,554             20,988             38,274             64,816
Real estate-construction
  and land development                                          14,152              1,641              3,882             19,675
Real estate-mortgage                                            18,747             42,363            100,934            162,044
Agricultural                                                     2,044              1,280                281              3,605
Installment                                                      7,802             26,999                472             35,273
                                                               -------           --------           --------           --------
  Total                                                        $67,457           $113,173           $152,519           $333,149
                                                               =======           ========           ========           ========
Loans maturing after one year with
  predetermined rates                                                                                                   165,502
Loans maturing after one year with
  variable rates                                                                                                        100,190
                                                                                                                       --------
  Total                                                                                                                $265,692
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

                                  Allowance for Loan Losses

                                                                          December 31,
                              ------------------------------------------------------------------------------------------------------
                                       1999                1998                1997                 1996                 1995
                                ------------------  ------------------  -------------------  -------------------  ------------------
                                                                       (dollars in thousands)
Balance, beginning of
  Period                                $   4,273           $   3,928             $  3,770             $  3,551            $  3,338
                              ------------------------------------------------------------------------------------------------------

Less charge offs:
  Commercial                                   52                  87                  114                   60                  71
  Installment                                 246                 234                  261                  215                  91
  Real Estate                                 134                  21                   70                  173                  64
                              ------------------------------------------------------------------------------------------------------
     Total Charge offs                        432                 342                  445                  448                 226
                              ------------------------------------------------------------------------------------------------------
Plus recoveries:
 Commercial                                     1                  27                   86                   23                  50
  Installment                                  82                  70                   45                   52                  61
  Real estate                                  16                  53                    3                   71                   4
                              ------------------------------------------------------------------------------------------------------
    Total recoveries                           99                 150                  134                  146                 115
                              ------------------------------------------------------------------------------------------------------
Net charge offs                               333                 192                  311                  302                 111
                              ------------------------------------------------------------------------------------------------------
Provision for loan losses                     670                 537                  469                  521                 341
                              ------------------------------------------------------------------------------------------------------
Adjustment to conform
  fiscal year                                   -                   -                    -                    -                 (17)
                              ------------------------------------------------------------------------------------------------------
Adjustment for allowance
  from acquisition                            178                   -                    -                    -                   -
                              ------------------------------------------------------------------------------------------------------
                              ------------------------------------------------------------------------------------------------------

Balance end of period                   $   4,788           $   4,273             $  3,928             $  3,770            $  3,551
                              ------------------------------------------------------------------------------------------------------

Allowance for loan losses
to period end total loans                   1.44%               1.35%                1.32%                1.36%               1.45%

Allowance for loan losses
to nonaccrual loans                      1,071.14            1,095.64               437.90               835.92              476.78

Average total loans                       328,259             307,703              292,406              262,510             226,003

Net charge offs
to average loans                            0.10%               0.06%                0.11%                0.12%               0.05%

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

                                          Allocation of Allowance for Loan Losses in Dollars

                                                             December 31,
                                   ----------------------------------------------------------------
                                      1999         1998         1997          1996          1995
                                      ----         ----         ----          ----          ----
                                                       (dollars in thousands)
Commercial                           $1,837       $  762       $1,040        $  862        $  759
Real estate-commercial                  801        1,509        1,191         1,197         1,055
Real estate-construction
  and land development                  252          165          105           104           101
Real estate-mortgage                    635          704          873           927         1,031
Agricultural                            233          234          188            33            40
Installment                           1,030          899          531           647           565
                                   ----------------------------------------------------------------
Total allowance for
  loan losses                        $4,788       $4,273       $3,928        $3,770        $3,551
                                   ----------------------------------------------------------------

        The following table sets forth the composition of the loan portfolio of James River's banking subsidiaries on a consolidated basis (by percentage) for the five years ended December 31, 1999.

                                          Amount of Loans to Gross Loans by Percentages

                                                             December 31,
                                   ---------------------------------------------------------------
                                       1999        1998        1997         1996          1995
                                       ----        ----        ----         ----          ----
Commercial                             14.3%       12.4%       13.3%        10.2%         12.4%
Real estate-commercial                 19.5%       18.2%       19.0%         9.1%          8.9%
Real estate-construction
  and land development                  5.9%        8.4%        7.2%         5.9%          3.8%
Real estate-mortgage                   48.6%       50.0%       49.0%        62.1%         62.6%
Agricultural                            1.1%        0.9%        1.8%         0.8%          0.4%
Installment                            10.6%       10.1%        9.7%        11.9%         11.9%
                                   ---------------------------------------------------------------
    Total loans                       100.0%      100.0%      100.0%       100.0%        100.0%
                                   ---------------------------------------------------------------

        The following table details information concerning nonaccrual, restructured and past due loans, as well as foreclosed assets for James River's banking subsidiaries, for the dates indicated.

                                                      Non-performing Assets

                                                                           December 31,
                              ---------------------------------------------------------------------------------------------------
                                       1999                1998                1997                1996                1995
                                       ----                ----                ----                ----                ----
                                                                        (dollars in thousands)
Nonaccrual loans                           $  447              $  390              $  897              $  451              $  745
Foreclosed assets                           1,772               1,640               2,449               2,425               1,868
                              ---------------------------------------------------------------------------------------------------
  Total non-performing
    Assets                                 $2,219              $2,030              $3,346              $2,876              $2,613
                              ---------------------------------------------------------------------------------------------------
Loans past due 90 or
  more days accruing
  Interest                                 $  877              $  521              $  591              $  975              $  915
Non-performing loans
  to total loans, at
  period end                                 0.13%               0.12%               0.30%               0.16%               0.30%
Non-performing loans
  to period end loans
  and foreclosed assets                      0.13%               0.12%               0.30%               0.16%               0.30%

        As of December 31, 1999, loans 30 days or more delinquent for James River's banking subsidiaries totaled $6.8 million, which includes those non-performing loans above that have possible credit problems and cause management to have concerns about the borrowers' continuing ability to comply with existing repayment terms. Of these potential problem loans, $5.3 million are secured by security interests in real estate.

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

        The recorded investments in impaired loans requiring an allowance for loan losses as determined in accordance with SFAS No. 114 were $2,752,000, $1,408,000 and $2,017,000 at December 31, 1999, 1998 and 1997, respectively. The impaired loans at December 31, 1999, consisted of $428,000 of commercial, $820,000 commercial real estate, $1,236,000 real estate mortgage, $145,000 real estate construction and land development, $120,000 agricultural, and $3,000 personal loans. The impaired loans at December 31, 1998, consisted of $35,000 of commercial, $78,000 real estate-commercial, $1,151,000 real estate mortgage, $120,000 agricultural loans, and $24,000 personal loans. The impaired loans at December 31, 1997, consisted of $227,000 of commercial, $818,000 real estate-commercial, $386,000 real estate mortgage, and $586,000 agricultural loans. All of the impaired loans at December 31, 1999, 1998 and 1997, were measured using the fair value of collateral method. The portion of the allowance for loan losses allocated to the impaired loan balance was $560,000, $162,000 and $423,000 at December 31, 1999, 1998 and 1997, respectively.

Investments

        The carrying value of the investment portfolio of James River and its subsidiaries was $115.7 million at December 31, 1999, compared to $110.8 million at December 31, 1998. The average balance of the investment portfolio increased $10.2 million or 9.5% in 1999 compared to 1998. The average balance of the portfolio decreased 5.4%, or $6.1 million, in 1998.

        At December 31, 1999, 1998, and 1997, there was no obligation of any issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. agencies and corporations, which in the aggregate exceeded 10% of shareholders' equity.

        The market value of James River and its subsidiaries Held-to-Maturity securities was 98.7% and 102.7% of carrying value at years ended December 31, 1999 and 1998, respectively.

        The following table summarizes the carrying values of securities for James River and its subsidiaries for the dates indicated.

                                                 Securities Portfolio

                                                                                           December 31,
                                                                    ---------------------------------------------------------
                                                                              1999                 1998                 1997
                                                                              ----                 ----                 ----
                                                                                        (dollars in thousands)
U. S. Treasury and other government agencies                                   $ 73,965           $ 72,942           $ 70,288
State and political subdivisions                                                 33,919             30,122             27,367
Other securities                                                                  7,863              7,723              8,163
                                                                     --------------------------------------------------------
    Total Securities                                                           $115,747           $110,787           $105,818
                                                                    ---------------------------------------------------------

        The following table sets forth the maturity distribution and weighted average yields of the investment portfolio of James River and it subsidiaries at December 31, 1999. The weighted average yields are calculated on the basis of book value of the investments portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount. Yields on tax-exempt investments have been computed on a tax equivalent basis assuming a federal tax rate of 34%.

                                                     Maturities of Investments

                                                                                         December 31, 1999
                                                                    ----------------------------------------------------------
                                                                                                                  Weighted
                                                                             Book              Market          average yield
                                                                             ----              ------          -------------
                                                                            Value               Value
                                                                            -----               -----
                                                                                        (Dollars in thousands)
U.S. Treasury securities
  One year or less                                                             $  1,250            $  1,254               6.47%
  After one year to five years                                                    2,297               2,318               6.76%
  After five years to ten years                                                       -                   -
  After ten years                                                                     -                   -
                                                                               --------            --------
    Total                                                                         3,547               3,572               6.66%
                                                                               --------            --------
Federal agency securities
  One year or less                                                                5,139               5,044               6.00%
  After one year to five years                                                   41,239              40,244               6.10%
  After five years to ten years                                                  26,454              25,239               6.35%
  After ten years                                                                     -                   -
                                                                               --------            --------
    Total                                                                        72,832              70,273               6.18%
                                                                               --------            --------
State and political subdivisions securities
  One year or less                                                                2,955               2,959               6.90%
  After one year to five years                                                   15,251              15,244               7.11%
  After five years to ten years                                                  15,952              15,359               6.50%
  After ten years                                                                   303                 291               7.68%
                                                                               --------            --------
    Total                                                                        34,461              33,853               6.82%
                                                                               --------            --------
Federal Reserve Bank Stock and other equity stock
  One year or less                                                                    -                   -
  After one year to five years                                                        -                   -
  After five years to ten years                                                       -                   -
  After ten years                                                                 7,617               7,355                   -
                                                                               --------            --------
    Total                                                                         7,617               7,355                   -
                                                                               --------            --------
Other debt securities
  One year or less                                                                    4                   4               6.14%
  After one year to five years                                                      250                 250               6.46%
  After five years to ten years                                                     254                 254               9.36%
  After ten years                                                                     -                   -               6.46%
                                                                               --------            --------
    Total                                                                           508                 508               7.85%
                                                                               --------            --------
  Total securities                                                              118,965             115,561               6.38%
                                                                               --------            --------
  Unrealized gain on securities available-for-sale                               (3,218)                  -
                                                                               --------            --------
  Total securities at period end                                               $115,747            $115,561
                                                                               --------            --------

Deposits

        James River's banking subsidiaries primarily use deposits to fund their loan and investment portfolios. Since the end of 1996, as demonstrated below, James River's banking subsidiaries have continued to experience overall deposit growth, despite a decrease in interest bearing checking and certificates of deposit. Average balances in total deposits increased from $415.8 million in 1998 to $426.8 million in 1999, a growth of $11.0 million or 2.6%. For the comparable period ending December 31, 1998, average total deposits increased $16.9 million or 4.2%.

        The following table details the average amount of, and the average rate paid on, the following primary deposit categories for James River's banking subsidiaries for the periods indicated.

                                                   Average Deposits and Average Rates Paid

                                                                 Years ended December 31,
                                     ---------------------------------------------------------------------------
                                               1999                        1998                     1997
                                     -------------------------      --------------------    --------------------

                                      Average      Average      Average      Average     Average      Average
                                      Balance       Rate        Balance       Rate       Balance        Rate
                                      -------       ----        -------       ----       -------        ----
                                                              (Dollars in thousands)
Interest-bearing deposits:
  Checking                            $ 56,101      2.25%       $ 64,403      2.86%      $ 52,314       2.68%
  Money market savings                  37,878      2.84%         23,787      3.54%        24,089       3.23%
  Regular savings                       57,092      2.73%         55,672      3.21%        57,818       3.28%
  Certificates of deposit:
    $100,000 and over                   36,854      3.94%         37,294      3.92%        32,750       4.67%
    Under $100,000                     182,040      5.46%        183,627      5.83%       184,692       5.68%
                                      --------                  --------                 --------
Total interest-bearing deposits        369,965      4.13%        364,783      4.56%       351,663       4.58%
Non-interest bearing                    56,838                    51,046                   47,237
                                      --------                  --------                 --------
Total deposits                        $426,803      3.58%       $415,829      4.00%      $398,900       4.04%
                                      ========                  ========                 ========

        The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more for James River's banking subsidiaries as of December 31, 1999

                    Maturities of CDs of $100,000 or More
                             at December 31, 1999

                                       Amount        Percent
                                       ------        -------
                                       (Dollars in thousands)
Three months or less                  $ 7,877          22.6%
Over three months to twelve months     15,487          44.3%
Over twelve months                     11,564          33.1%
                                      -------        -------
  Total                               $34,928         100.0%
                                      =======        =======


        Certificates of deposit in amounts of $100,000 or more at December 31, 1999 and 1998 were $34.9 million and $38.2 million, respectively. The balance at December 31, 1999, represented 16.8% of total certificates of deposit. The December 31, 1998 amount represents 16.9% of the total certificates of deposit balance of $226.5 million at that date.

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

                                                          Short-Term Borrowings

                                                                              Years ended December 31,
                                                                ----------------------------------------------------------------
                                                                       1999                  1998                  1997
                                                                       ----                  ----                  ----
                                                                                    (dollars in thousands)
Average daily amount of short-term borrowings
  outstanding during the period                                    $    4,228             $     953             $     748
Average interest rate on average
  daily short-term borrowings                                           4.22%                 5.60%                 6.28%
Maximum outstanding short-term borrowings
  outstanding at any month end                                          8,483                 1,801                 4,000
Short-term borrowings outstanding at period end                    $    4,561             $     742             $     200

Long-Term Borrowings

        At December 31, 1999, the Company had borrowings from the Federal Home Loan Bank system totaling $11 million at interest rates ranging from 4.95% to 5.36%. The borrowings mature between September 29, 2004 and August 7, 2009. The borrowings are subject to early conversion options by the FHLB and early termination options by the Company beginning in 2000 for $6 million of the borrowings and in 2004 for the remaining $5 million. The FHLB has a blanket lien on real estate loans as collateral on these borrowings. Interest only is payable on a quarterly basis until maturity.

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

                                 Average Balances, Interest Income and Expenses, and Average Yields and Rates

                                                                        Years Ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                              1999                                1998                            1997
                                    ------------------------------    -----------------------------   ------------------------------
                                               Interest                          Interest                       Interest
                                     Average   Income/   Average      Average    Income/   Average    Average   Income/    Average
                                     Balance   Expense  Yield/rate    Balance    Expense  Yield/rate  Balance   Expense   Yield/rate
                                     -------   -------  ----------    -------    -------  ----------  -------   -------    ---------
Assets:
Interest bearing assets:
  Securities:
    U.S. Treasury                   $  7,469    $   481     6.44%     $ 14,608    $   907   6.21%     $ 18,568    $ 1,156     6.23%
    Federal agency                    69,856      4,374     6.26%       56,323      3,563   6.33%       51,379      3,219     6.27%
    State and political               32,998      2,347     7.11%       28,927      2,104   7.27%       26,041      1,990     7.64%
     subdivisions
    Federal reserve stock              2,803        189     6.74%        2,211        150   6.78%        1,879        131     6.97%
    Other securities                   4,848        271     5.59%        5,702        347   6.09%       15,999      1,062     6.64%
                                    --------    -------               --------    -------             --------    -------
        Total Securities             117,974      7,662     6.49%      107,771      7,071   6.56%      113,866      7,558     6.64%
                                    --------    -------               --------    -------             --------    -------
  Loans:
    Commercial                        85,998      7,270     8.45%       74,869      6,615   8.84%       70,774      6,418     9.07%
    Real estate-construction          18,790      1,704     9.07%       21,203      1,796   8.47%       18,934      1,822     9.62%
    Real estate-mortgage             175,774     14,554     8.28%      171,223     14,896   8.70%      165,360     14,345     8.68%
    Installment                       47,697      5,105    10.70%       40,407      4,378  10.83%       37,338      4,046    10.84%
                                    --------    -------               --------    -------             --------    -------
        Total Loans                  328,259     28,633     8.72%      307,702     27,685   9.00%      292,406     26,631     9.11%
                                    --------    -------               --------    -------             --------    -------
  Interest bearing deposits in
    other banks                        5,108        282     5.52%        9,669        553   5.72%        2,161        163     7.54%
  Federal funds sold                   7,914        369     4.66%       13,054        720   5.52%        8,351        475     5.69%
                                    --------    -------               --------    -------             --------    -------
      Total money market              13,022        651     5.00%       22,723      1,273   5.60%       10,512        638     6.07%
       investments                  --------    -------               --------    -------             --------    -------
        Total interest-earning
         assets/total interest
         income                      459,255     36,946     8.04%      438,196     36,029   8.22%      416,784     34,827     8.36%
                                    --------    -------               --------    -------             --------    -------
Non-interest earning assets:
  Cash and due from banks             14,026                            15,334                          14,937
  Other assets                        10,998                            11,436                          11,785
  Less:  Allowance for loan losses    (4,532)                           (4,088)                         (3,907)
  Fixed assets                        11,422                            10,481                           9,662
                                    --------                          --------                        --------
      Total non-interest              31,914                            33,163                          32,477
       earning assets               --------                          --------                        --------
        Total Assets                $491,169                          $471,359                        $449,261
                                    ========                          ========                        ========
Liabilities and shareholders'
 equity:
Interest bearing liabilities:
  Interest bearing deposits:
    Checking                        $ 56,101    $ 1,261     2.25%     $ 64,403    $ 1,841   2.86%     $ 52,314    $ 1,402     2.68%
    Money market savings              37,878      1,074     2.84%       23,787        842   3.54%       24,089        779     3.23%
    Regular savings                   57,092      1,560     2.73%       55,672      1,788   3.21%       57,818      1,899     3.28%
    Certificates of deposit:
      $100,000 and over               36,854      1,453     3.94%       37,294      1,461   3.92%       32,750      1,530     4.67%
      Under $100,000                 182,040      9,935     5.46%      183,627     10,702   5.83%      184,692     10,486     5.68%
                                    --------    -------               --------    -------             --------    -------
        Total interest               369,965     15,283     4.13%      364,783     16,634   4.56%      351,663     16,096     4.58%
         bearing deposits
  Federal funds purchased & other      9,258        466     5.03%          952         54   5.67%          748         47     6.28%
                                    --------    -------               --------    -------             --------    -------
    Total interest bearing
        liabilities/total
        interest expense             379,223     15,749     4.15%      365,735     16,688   4.56%      352,411     16,143     4.58%
                                    --------    -------               --------    -------             --------    -------
Non-interest bearing liabilities:
  Demand deposits                     56,838                            51,046                          47,237
  Other liabilities                    3,993                             4,688                           3,721
                                    --------                          --------                        --------
    Total non-interest liabilities    60,831                            55,734                          50,958
                                    --------                          --------                        --------
        Total liabilities            440,054                           421,469                         403,369
Shareholders' equity                  51,115                            49,890                          45,892
                                    --------                          --------                        --------
        Total Liabilities and
          Shareholders' equity      $491,169                          $471,359                        $449,261
                                    ========                          ========                        ========
Interest spread                                             3.89%                           3.66%                             3.78%
Net interest income/net
  interest margin                               $21,197     4.62%                 $19,341   4.41%                 $18,684     4.48%
                                                =======                           =======                         =======

(1) Tax equivalent adjustments (using 34% federal income tax rates) have been made in calculating the yields on tax-free loans and investments.
(2) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(3) Daily average balances are calculated using the aggregate daily average balances on a monthly basis.
(4) The yield/rate of the investment securities is computed using the amortized cost basis.

        The following table describes the impact on the interest income of James River and its subsidiaries resulting from changes in average balances and average rates for the periods indicated. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                            Rate and Volume Analysis

                                                               Years ended December 31,
                                     --------------------------------------------------------------------------
                                              1999 compared to 1998                 1998 compared to 1997
                                     ------------------------------------   -----------------------------------
                                                  Change Due To:                        Change Due To:
                                                 ---------------                       ---------------
                                          Increase                               Increase
                                         (Decrease)   Rate     Volume           (Decrease)   Rate     Volume
                                         ----------   ----     ------           ----------   ----     ------
Interest income:
Securities:
    U.S. Treasury                         $  (426)  $    35    $ (461)             $ (249)   $  (3)   $ (246)
    Federal agency                            811       (36)      847                 344       32       312
    State and political
      subdivisions                            243       (45)      288                 114      (88)      202
    Federal Reserve stock                      39        (1)       40                  19       (3)       22
    Other equity securities                   (76)      (27)      (49)               (715)     (82)     (633)
                                          -------   -------    ------              ------    -----    ------
      Total Securities                        591       (74)      665                (487)    (144)     (343)
                                          -------   -------    ------              ------    -----    ------

Loans:
  Commercial                                  655      (268)      923                 197     (157)      354
  Real estate-construction                    (92)      150      (242)                (26)    (244)      218
  Real estate-mortgage                       (342)     (761)      419                 551       41       510
  Installment                                 727       (53)      780                 332       (1)      333
                                          -------   -------    ------              ------    -----    ------
    Total Loans                               948      (932)    1,880               1,054     (361)    1,415
                                          -------   -------    ------              ------    -----    ------
Interest bearing deposits
  in other banks                             (271)      (19)     (252)                390      (29)      419
Federal funds sold                           (351)      (99)     (252)                245      (14)      259
                                          -------   -------    ------              ------    -----    ------
  Total money market
    investments                              (622)     (118)     (504)                635      (43)      678
                                          -------   -------    ------              ------    -----    ------

  Total interest income                       917    (1,124)    2,041               1,202     (548)    1,750
                                          -------   -------    ------              ------    -----    ------

Interest expense:
  Interest bearing deposits:
    Checking                                 (580)     (362)     (218)                439       98       341
    Money market savings                      232      (117)      349                  63       73       (10)
    Regular savings                          (228)     (275)       47                (111)     (41)      (70)
    Certificates of deposit:
      $100,000 and over                        (8)        9       (17)                (69)    (491)      422
      Under $100,000                         (767)     (675)      (92)                216      276       (60)
                                          -------   -------    ------              ------    -----    ------
        Total interest bearing
          deposits                         (1,351)   (1,420)       69                 538      (85)      623
                                          -------   -------    ------              ------    -----    ------

Federal funds purchased                       412        (5)      417                   7       (4)       11
                                          -------   -------    ------              ------    -----    ------
Total interest expense                       (939)   (1,425)      486                 545      (89)      634
                                          -------   -------    ------              ------    -----    ------
Net interest income                       $ 1,856   $   301    $1,555              $  657    $(459)   $1,162
                                          =======   =======    ======              ======    =====    ======

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

        On December 31, 1999, James River and it subsidiaries had $84.3 million more in liabilities than assets that repriced within three months or less and was, therefore, in a liability-sensitive position. Positive gaps can affect earnings adversely in a period of falling rates, while negative gaps can adversely impact earnings in a period of rising rates. In either scenario, certain repricing decisions are within management's discretion and can influence actual results. To reduce the impact of shifts in prevailing interest rates, $171.6 million of the loan portfolio of James River's banking subsidiaries at December 31, 1999, had a repricing frequency of less than one year. Moreover, as of December 31, 1999, James River and its banking subsidiaries collectively held $102.0 million in investments held as "Available for Sale" which could be sold quickly to meet any special funding needs.

        In addition, the Company measures the effects of changes in interest rates on the economic value of equity, net interest income, and net income. The Company's analysis measures hypothetical interest rate changes in a variety of scenarios. A present value computation is used in determining the effect of the hypothetical interest rate changes on the fair value of interest sensitive assets and liabilities. Computations of prospective effects of these hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay. The results of the analyses should not be relied upon as indicative of actual results. The computations do not contemplate actions that could be undertaken by management in response to changes in interest rates. In addition, certain shortcomings, which could affect the actual values of interest sensitive assets and liabilities, are inherent in this method of analysis. Given these and other limitations of the analysis, if interest rates increased or decreased 200 basis points instantaneously, net interest income would decrease by 5.2% and increase by 4.5%, respectively. The above analysis uses standard present value methodology and makes assumptions regarding balance sheet growth and mix, market interest rate levels, and pricing spreads based on instrument type.

        The following table illustrates the interest sensitivity gap position of James River and its subsidiaries as of December 31, 1999. This table presents a position that existed at one particular day, that changes continually, and that is not necessarily indicative of James River's position at any other time.

                                       Interest Sensitivity Analysis

                                                                     December 31, 1999
                                                                Maturity or Repricing In:
                                              ----------------------------------------------------------------
                                                  3 Months        4-12              1-5           Over
                                                  or Less         Months           Years         5 Years
                                                  -------         ------           -----         -------
                                                                   (Dollars in thousands)
Interest-sensitive assets:
  Loans                                            $110,732       $  60,904        $ 86,821       $ 75,187
  Securities                                            936           6,635          49,029         59,147
  Federal Funds sold and other                        3,450               -               -              -
                                                   --------       ---------        --------       --------
    Total interest-sensitive assets                $115,118       $  67,539        $135,850       $134,334
                                                   ========       =========        ========       ========
  Cumulative interest-sensitive assets             $115,118       $ 182,657        $318,507       $452,841
                                                   ========       =========        ========       ========

Interest-sensitive liabilities:
  NOW accounts                                     $ 71,549       $       -        $      -       $      -
  Regular savings                                    54,909               -               -              -
  Certificates of deposit                            48,998          88,086          70,877            495
  Money market savings                               19,393               -               -              -
  Short-term borrowings                               4,561               -               -              -
  Long-term borrowings                                    -           6,000           5,000              -
                                                   --------       ---------        --------       --------
    Total interest-sensitive liabilities           $199,410       $  94,086        $ 75,877       $    495
                                                   ========       =========        ========       ========
  Cumulative interest-sensitive liabilities        $199,410       $ 293,496        $369,373       $369,868
                                                   ========       =========        ========       ========
  Period gap                                       $(84,292)      $ (26,547)       $ 59,973       $133,839
                                                   ========       =========        ========       ========
  Cumulative gap                                   $(84,292)      $(110,839)       $(50,866)      $ 82,973
                                                   ========       =========        ========       ========
  Ratio of cumulative interest-sensitive
    assets to interest-sensitive
    liabilities                                       57.73%          62.23%          86.23%        122.43%
  Ratio of cumulative gap to total assets             (0.17)          (0.23)          (0.10)          0.17

Return on Equity and Assets

        The following table summarizes ratios for James River and its subsidiaries considered to be significant indicators of James River's profitability and financial condition during the periods indicated:

                                     Return on Equity and Assets

                                                                        Years ended December 31,
                                                       ----------------------------------------------------------
                                                              1999                1998                1997
                                                              ----                ----                ----

Return on average assets                                       0.88%               0.99%               0.97%
Return on average equity                                       8.42%               9.33%               9.51%
Dividend payout ratio                                         49.13%              38.47%              36.77%
Average equity to average asset ratio                         10.41%              10.58%              10.22%

Market Area and Competition

        James River has five operating bank subsidiaries with a total of 27 banking offices that conduct operations from the Tidewater region of Southeastern Virginia to the tri-city areas of Hopewell, Petersburg and Colonial Heights in South-central Virginia and in the Piedmont area of Virginia in Southern Fauquier County. All of James River's subsidiaries operate in highly competitive environments, competing for deposits and loans with other financial institutions, many of which possess greater financial resources than those available to James River's subsidiaries. Certain of these institutions have higher lending limits than James River's subsidiaries and may provide various services for their customers which James River's subsidiaries do not offer directly to their customers. In addition, there can be no assurance that other financial institutions, with substantially greater resources than James River's subsidiaries, will not establish operations in their respective service areas.

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

        All five of James River's banking subsidiaries are state chartered banks and members of the Federal Reserve System. As such, all are subject to supervision, examination and regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve. With the exception of FCB, the banking subsidiaries' deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). FCB's deposits continue to be insured by the Savings Association Insurance Fund ("SAIF") following its conversion from a federal savings bank to a Virginia state bank.

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

        Capital Requirements. The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, James River and its subsidiaries are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital," which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangible assets and other adjustments. The remainder, "Tier 2 capital," consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted assets ratios of James River as of December 31, 1999 were 15.7% and 17.0%, respectively, exceeding the minimums required.

        In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of James River as of December 31, 1999, was 10.3%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

        The following table sets forth in detail the various capital ratios of James River and its subsidiaries on a consolidated basis at the dates indicated.

                                                Analysis of Capital

                                                                               December 31,
                                                      --------------------------------------------------------------
                                                              1999                 1998                 1997
                                                              ----                 ----                 ----
                                                                          (Dollars in thousands)
Tier 1 Capital:
  Common stock                                                   $ 23,066             $ 22,827             $ 22,583
  Additional paid capital                                           4,338                4,096                3,789
  Retained earnings                                                25,718               23,531               20,667
  Less:  Unrealized loss on equity securities                        (235)                (221)                (110)
  Less:  Goodwill                                                  (2,324)              (2,236)              (2,504)
    Total Tier 1 capital                                         $ 50,563             $ 47,997             $ 44,425
                                                                 ========             ========             ========
Tier 2 Capital:
  Allowance for loan losses                                         4,028                3,787                3,622
  Allowable long-term debt                                              -                    -                    -
                                                                 --------             --------             --------
    Total Tier 2 capital                                         $  4,028             $  3,787             $  3,622
                                                                 ========             ========             ========

Risk-weighted assets                                             $321,451             $302,440             $290,497
Capital Ratios:
  Tier 1 risk-based capital ratio                                   15.73%               15.87%               15.29%
  Total risk-based capital ratio                                    16.98%               17.12%               16.54%
  Tier 1 capital to average adjusted
    total assets                                                    10.31%                9.96%                9.94%

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

Liquidity

        Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities available for sale, and investments and loans maturing within one year. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet customers' credit needs.

        At December 31, 1999, cash, interest-bearing deposits with banks, securities classified as available for sale, and federal funds sold were 26.9% of total earning assets, compared to 30.1% at December 31, 1998.

Employees

        At December 31, 1999, James River and its subsidiaries had the equivalent of 266 full time employees. None of the Company's employees are represented by any collective bargaining unit. James River considers relations with its employees to be good.

Item 2. Properties

        James River's headquarters are located at 1514 Holland Road, Suffolk, Virginia. The headquarters are owned by James River. James River does not have any interest in any other properties other than those owned or leased by its subsidiaries. James River's five banking subsidiaries collectively own 23 of their 27 branch banking offices and lease the land for three offices.

Item 3. Legal Proceedings

        In the course of its operation, James River and its subsidiaries are parties to various legal proceedings. James River does not believe that the outcome of these lawsuits, individually or in the aggregate, will have a material adverse effect on James River's business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
        No matters were submitted to James River's shareholders for a vote during the fourth quarter of the year ended December 31, 1999.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The information included under "Market Price for Common Stock" appearing on page 40 of the Annual Report is incorporated herein by reference.

Item 6.  Selected Consolidated Financial Data

         The information included under "Five Year Financial Summary" appearing on page 12 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 7 through 11 of the Annual Report is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         The information captioned "Liquidity and Market Risk" appearing on pages 10 and 11 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

        (a) The Financial Statements and the notes thereto appearing on pages 14 through 37 of the Annual Report are incorporated herein by reference.

        (b) Unaudited quarterly financial information for the Company is contained in Note 20 on page 36 of the Financial Statements included in the Annual Report and is incorporated herein by reference. The quarterly financial information in the Annual Report is presented on a restated basis and reflects consolidated results of operations of BOS, JRB, FCB , JRBC and SBR for the periods presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Information regarding James River's decision to change its independent accountants is contained in Reports on Form 8-K and 8-K/A previously filed with the Securities and Exchange Commission on February 3, 1999 and March 8, 1999.

                                   PART III

   The information required by Part III, Items 10, 11, 12 and 13 has been incorporated herein by reference to the Company's 2000 Proxy Statement as set forth below in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant.

         Information relating to directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

         Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information regarding ownership of the Company's Common Stock is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) The following documents are filed as part of this report:

            1. The following consolidated financial statements of the Company at December 31, 1999 and 1998 and for the three years ending December 31, 1999, 1998 and 1997, and the auditors' report thereon are incorporated by reference to the pages indicated in the Annual
            Report:

                       Consolidated Financial Statements              Page
                       ---------------------------------              ----
                Consolidated Balance Sheets                            14
                Consolidated Statements of Income                      15
                Consolidated Statements of Shareholders' Equity        16
                Consolidated Statements of Cash Flows                  17
                Notes to Consolidated Financial Statements             18
                Independent Auditor's Report                           13

            2.  Financial Statement Schedules - None.

            3. The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such
            Exhibit Index is incorporated herein by reference.

        (b) Reports on Form 8-K in quarter ended December 31, 1999: None

        (c) The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such
            Exhibit Index is incorporated herein by reference.

        (d) Financial Statements excluded from Annual Report pursuant to Rule 14(a)-3(b) - Not applicable.

                                  Signatures
                                  ----------

   In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Suffolk, State of Virginia, on March 23, 2000.

                                        JAMES RIVER BANKSHARES, INC.



                                        By: /s/ Harold U. Blythe
                                           ----------------------------
                                           Harold U. Blythe, President

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

   Signature               Title                           Date
   ---------               -----                           ----



/s/ G. P. Jackson          Chairman of The Board            March 23, 2000
-------------------------  Director
G. P. Jackson


/s/ Bruce B. Gray          Vice Chairman of The             March 23, 2000
-------------------------  Board and Director
Bruce B. Gray


/s/ Harold U. Blythe       President and Chief Executive    March 23, 2000
-------------------------  Officer, Director
Harold U. Blythe           (Principal Executive Officer)


/s/ Donald W. Fulton, Jr.  Senior Vice President and        March 23, 2000
-------------------------  Chief Financial Officer
Donald W. Fulton, Jr.      (Principal Financial and Accounting Officer)


/s/ James E. Butler, Jr.   Director                         March 23, 2000
-------------------------
James E. Butler, Jr.


/s/ John A. Berna          Director                         March 23, 2000
-------------------------
John A. Berna


/s/ Elmon T. Gray          Director                         March 23, 2000
-------------------------
Elmon T. Gray


/s/ H. R. Higgins, Jr.     Director                         March 23, 2000
-------------------------
H. R. Higgins, Jr.

/s/ Ben P. Kanak           Director                         March 23, 2000
--------------------------
Ben P. Kanak


/s/ John A. Ramsey, Jr.    Director                         March 23, 2000
--------------------------
John A. Ramsey, Jr.


/s/ Robert E. Spencer, Jr. Director                         March 23, 2000
--------------------------
Robert E. Spencer, Jr.

                                 EXHIBIT INDEX

Exhibit
 No.                             Description
 ---                             -----------
*2.1 Agreement and Plan of Reorganization dated November 21, 1994 (Incorporated by reference to the Registrant's Registration Statement of Form S-4, Commission File No. 33-88322, previously filed with the Commission on January 6, 1995.
*2.2 First Colonial Bank Agreement and Plan of Merger dated June 30, 1995, as amended (Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 33-99254, previously filed with the Commission on November 13, 1995).
*2.3 Bank of Isle of Wight Agreement and Plan of Merger dated June 30, 1995 (Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 33-99254, previously filed with the Commission on November 13, 1995).
*2.4 State Bank of Remington, Inc. Agreement and Plan of Merger dated August 15, 1999 (Incorporated by reference to the Registrant's Registration Statement of Form S-4, Commission File No. 333-78331, previously filed with the Commission on May 12, 1999).
*3.1 Articles of Incorporation of James River Bankshares, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 33-88322, previously filed with the Commission on January 6, 1995.)
*3.2 Amended and Restated Bylaws of James River Bankshares, Inc. (Incorporated by reference to the Registrant's Form 10-K/A, Commission File No. 0-26314, previously filed with the Commission on August 12, 1996).
*4 Form of Common Stock certificate of James River Bankshares, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 33-88322, previously filed with the Commission on January 6, 1995).
*10.1 Agreement between The Bank of Waverly and First Union National Bank, dated
      November 13, 1995, regarding branch acquisitions (Incorporated by reference to the Registrant's Registration Statement on Form S-4, Commission File No. 33-99254, previously filed with the Commission on December 22, 1995).
*10.2 Employment Agreement between James River Bankshares, Inc. and Harold U.
      Blythe dated July 18, 1995 (Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-4, Commission File No. 33-99254, previously filed with the Commission on December 22, 1995).
*10.3 Employment Agreement between James River Bankshares, Inc. and Glenn T.
      McCall dated July 18, 1995 (Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-4, Commission File No. 33-99254, previously filed with the Commission on December 22, 1995).
*10.4 Employment Agreement between First Colonial Bank and James C. Stewart dated February 29, 1996 (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-26314, previously filed with the Commission on April 15, 1996).
*10.5 Employment Agreement between Bank of Isle of Wight and Robert E. Spencer,
      Jr. dated February 29, 1996 (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-26314, previously filed with the Commission on April 15, 1996).
*10.6 Employment Agreement between James River Bankshares, Inc. and Donald W.
      Fulton, Jr. dated January 1, 1998. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-26314, previously filed with the Commission on March 30, 1998.)
*10.7 Early Retirement Agreement dated March 05, 1999, between First Colonial
      Bank and James C. Stewart.
***13 Annual Report to security holders.

  *21 List of Subsidiaries. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-26314, previously filed with the Commission on April 15, 1996.)
***23.1  Consent of Yount, Hyde & Barbour, P.C.
***23.2  Consent of Goodman & Company, L.L.P.
***24.1  Power of Attorney (appears on the signature page hereto)
***27.1  Financial Data Schedule
***99.1  Independent Accountant Report of Goodman & Company, L.L.P.
--------------------------------------------------------------------------------
*    (Not filed herewith.  In accordance with Rule 12b-32 of the General
     Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference.)
***  Filed herewith.