Form 10-Q
period 2000-03-31
JAMES RIVER BANKSHARES INC
filed 2000-05-11
CIK 935037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2000



[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_____________

Commission file number     0-26314
                           -------



                          JAMES RIVER BANKSHARES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           VIRGINIA                                54-1740210
   -----------------------------      -----------------------------------
  (State of Incorporation)           (I.R.S. Employer Identification No.)

                   1514 HOLLAND ROAD, SUFFOLK, VIRGINIA 23434
                -------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (757) 934-8100
                          ----------------------------
              (Registrant's Telephone Number, Including Area Code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X    No_____
     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At May 1, 2000, the issuer had 4,609,145 outstanding shares of its $5.00 par value common stock.

                         PART 1 - FINANCIAL INFORMATION

                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation


     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1999 Annual Report to Shareholders on Form 10-K, including the 1999 consolidated financial statements of James River Bankshares, Inc. ("James River" or the "Company").


Note 2.  Mergers and Acquisitions

     On August 15, 1999, James River completed its merger with State Bank of Remington, Inc. ("State Bank"). Under the terms of the Merger Agreement, State Bank became a wholly owned banking subsidiary of James River. The Merger Agreement provided that shareholders of State Bank received 2.9 shares of James River common stock for each outstanding share of State Bank common stock. State Bank had approximately 291,000 shares of common stock outstanding, which converted to 843,815 whole shares of James River's common stock. The merger was accounted for as a pooling of interests. All historical information presented in this Form 10-Q has been restated to reflect this transaction.


Note 3.  Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. All of James River's other comprehensive income relates to net unrealized gains (losses) on available-for-sale securities.


     Comprehensive income consists of the following for the three months ended March 31:


                                              2000         1999
                                          ----------   ----------
    Income from Continuing Operations     $1,437,000   $  935,000
    Loss from Discontinued Operations       (180,000)    (153,000)
     Other comprehensive income             (278,000)    (266,000)
                                          ----------   ----------
    Total comprehensive income            $  979,000   $  516,000
                                          ==========   ==========

     The components of other comprehensive income and related tax effects for the three months ended March 31 are shown in the following table.



                                                                 2000           1999
                                                              ----------     ----------
Unrealized gain/(loss) on available-for-sale securities         (421,000)      (404,000)
Reclassification adjustment for gains realized in income               -          6,000
                                                              ----------     ----------
Net unrealized gain/(loss)                                      (421,000)      (410,000)
Tax effect                                                      (143,000)      (144,000)
                                                              ----------     ----------
Net of tax amount                                               (278,000)      (266,000)
                                                              ==========     ==========

Note 4.  Discontinued Operations


     During the first quarter of 2000, the board of directors voted to suspend operations of Mortgage Company of James River, Inc. ("MCJR"). MCJR was established in the fourth quarter of 1998 and began operations in January 1999. At March 31, 2000, MCJR had total assets of $680 thousand and total liabilities of $179 thousand. The assets consisted primarily of cash and fixed assets. During the three month periods ended March 31, 2000 and March 31, 1999, the Company recognized losses of $180 thousand and $153 thousand, net of taxes, respectively, from discontinued operations.

  In February, 2000, the Company began implementing the plan of suspension. The estimated charge for disposal booked during the first quarter of 2000 is as follows:

Employee severance and benefits                                $ 158,000
Fixed asset write-downs                                           28,000
Provision for lease expense                                       26,000
Anticipated income from operations through disposal date          (6,000)
                                                               ---------
Total                                                            206,000

Income tax benefit                                               (78,000)
                                                               ---------
Net after-tax charge for disposal                              $ 128,000
                                                               =========

     The disposal costs are estimates and are subject to change. Changes in estimates will be accounted for prospectively and included in income (loss) from discontinued operations in the Company's consolidated financial statements during the year ended December 31, 2000.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                      (unaudited)
                                                                       March 31,         December 31,
                                                                 ----------------------  ------------
                                                                      2000       1999        1999
                                                                      ----       ----        ----

ASSETS
  Cash and due from banks                                        $  13,346    $  15,121   $  16,374
  Interest bearing deposits with banks                               4,583       12,477       1,290
  Federal funds sold                                                   700        4,775       2,160
  Securities available-for-sale, at fair value (amortized cost of $105,693 on March 31, 2000, $96,760 on March
    31, 1999, and $105,210 on December 31, 1999)                   102,054       97,455     101,992
  Securities held-to-maturity, at amortized cost (fair value of $13,083 on March 31, 2000, $15,540 on March
    31, 1999, and $13,569 on December 31, 1999)                     13,338       15,202      13,755
  Loans, net of allowance for loan losses                          329,949      313,104     328,511
  Loans held for sale, net                                              74        4,083         345
  Premises and equipment, net                                       10,401       11,495      10,995
  Accrued interest receivable                                        3,604        3,518       3,434
  Intangible assets, net                                             2,354        2,275       2,411
  Other assets                                                       7,138        4,783       6,097
                                                                 ---------    ---------   ---------

    Total Assets                                                 $ 487,541    $ 484,288   $ 487,364
                                                                 =========    =========   =========


LIABILITIES
  Non-interest bearing deposits                                  $  62,158    $  52,742   $  63,713
  Interest bearing deposits                                        355,176      375,703     354,307
                                                                 ---------    ---------   ---------
    Total deposits                                                 417,334      428,445     418,020

  Accrued interest payable                                           1,001          951         998
  Federal funds purchased and other short-term borrowings            7,277        1,551       4,561
  Long-term borrowings                                               8,000          -        11,000
  Accounts payable and other liabilities                             2,543        2,102       1,787
                                                                 ---------    ---------   ---------
    Total Liabilities                                              436,155      433,049     436,366
                                                                 ---------    ---------   ---------

SHAREHOLDERS' EQUITY
  Preferred stock, $5 par, 2,000,000 shares authorized,
    none issued                                                        -            -           -
  Common stock, $5 par, 10,000,000 shares authorized,
    4,609,790 issued and outstanding at March 31, 2000,
    4,585,388 at March 31, 1999, and 4,613,203 at
    December 31, 1999                                               23,049       22,927      23,066
  Additional paid-in capital                                         4,317        4,047       4,338
  Retained earnings                                                 26,422       23,806      25,718
  Accumulated other comprehensive income (loss)                     (2,402)         459      (2,124)
                                                                 ---------    ---------   ---------
    Total Shareholders' Equity                                      51,386       51,239      50,998
                                                                 ---------    ---------   ---------

    Total Liabilities and Shareholders' Equity                   $ 487,541    $ 484,288   $ 487,364
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

               JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
               (Dollars in thousands, except per share data)


                                                                    Three Months Ended
                                                                --------------------------
                                                                  March 31,       March 31,
                                                                  --------       ---------
                                                                    2000            1999
                                                                    ----            ----
INTEREST INCOME
  Loans                                                         $     7,385    $     6,883
  Investment securities:
    Taxable                                                           1,410          1,295
    Exempt from federal income taxes                                    336            330
  Federal funds sold and other                                           60            257
                                                                -----------    -----------
      Total Interest Income                                           9,191          8,765
                                                                -----------    -----------

INTEREST EXPENSE
  Deposits                                                            3,528          3,994
  Federal funds purchased and other borrowings                           70             12
  Long-term borrowings                                                  122            -
                                                                -----------    -----------
      Total Interest Expense                                          3,720          4,006
                                                                -----------    -----------

    Net Interest Income                                               5,471          4,759

Provision for Loan Losses                                                95            154
                                                                -----------    -----------

    Net Interest Income after Provision for Loan Losses               5,376          4,605
                                                                -----------    -----------

NON-INTEREST INCOME
  Service charges on deposit accounts                                   555            475
  Other fees and commissions                                            158            143
  Net realized gains on disposition of securities                       -                6
  Other income                                                           45              5
                                                                -----------    -----------
        Total Non-Interest Income                                       758            629
                                                                -----------    -----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                      2,392          2,214
  Occupancy                                                             307            329
  Equipment                                                             333            300
  Directors' fees                                                        62             89
  Deposit insurance premiums                                             22             29
  Other                                                               1,054          1,045
                                                                -----------    -----------
      Total Non-Interest Expense                                      4,170          4,006
                                                                -----------    -----------

  Income Before Income Taxes and Discontinued Operations              1,964          1,228

  Provision for Income Taxes                                            527            293
                                                                -----------    -----------

  Income From Continuing Operations                                   1,437            935

  Loss From Discontinued Operations                                    (180)          (153)
                                                                -----------    -----------

  Net Income                                                    $     1,257    $       782
                                                                ===========    ===========

Net Income per Common Share
  Basic from Continuing Operations                              $      0.31    $      0.20
  Basic from Discontinued Operations                                  (0.04)         (0.03)
                                                                -----------    -----------
     Basic Earnings per Common Share                            $      0.27    $      0.17
                                                                ===========    ===========

  Diluted from Continuing Operations                            $      0.31    $      0.20
  Diluted from Discontinued Operations                                (0.04)         (0.03)
                                                                -----------    -----------
     Diluted Earnings per Common Share                          $      0.27    $      0.17
                                                                ===========    ===========


Cash Dividends Paid per Common Share                            $      0.12    $      0.12
                                                                ===========    ===========

Weighted Average Number of Shares Outstanding
  Basic                                                           4,613,007      4,568,943
                                                                ===========    ===========
  Diluted                                                         4,618,510      4,603,187
                                                                ===========    ===========


The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)
                    For The Three Months Ended March 31, 2000


                                                                                            Accumulated
                                        Shares of                Additional                    Other
                                         Common       Common      Paid-in       Retained     Comprehen-
                                         Stock         Stock      Capital       Earnings     sive Income      Total
                                      ----------    ----------    ----------    ----------    ----------    ----------
Balance - December 31, 1999            4,613,203    $   23,066    $    4,338    $   25,718    $   (2,124)   $   50,998

Comprehensive income:
  Net income                                 -             -             -           1,257           -           1,257
  Other comprehensive income (loss)          -             -             -             -            (278)         (278)
                                       -------------------------------------------------------------------------------
    Total comprehensive income               -             -             -           1,257          (278)          979
                                       ===============================================================================

Common stock issued                        1,087             5             7           -             -              12

Stock options exercised                      -             -             -             -             -             -

Common stock repurchased                  (4,500)          (22)          (28)          -             -             (50)

Cash dividends declared
  ($0.12 per share)                          -             -             -            (553)          -            (553)
                                      ----------    ----------    ----------    ----------    ----------    ----------

Balance - March 31, 2000               4,609,790    $   23,049    $    4,317    $   26,422    $   (2,402)   $   51,386
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

                                                                                       Accumulated
                                 Shares of                  Additional                    Other
                                   Common        Common      Paid-in       Retained     Comprehen-
                                    Stock         Stock      Capital       Earnings     sive Income       Total
                                 ----------    ----------    ----------    ----------    ----------    ----------

Balance - December 31, 1998       4,565,326    $   22,827    $    4,096    $   23,531    $      725    $   51,179

Comprehensive income:
  Net income                            -             -             -             782           -             782
  Other comprehensive income            -             -             -             -            (266)         (266)
                                 --------------------------------------------------------------------------------
    Total comprehensive income          -             -             -             782          (266)          516
                                 ================================================================================

Common stock issued                     564             3             7           -             -              10

Stock options exercised              48,376           242           253           -             -             495

Common stock surrendered and
  repurchased                       (28,878)         (145)         (309)          -             -            (454)

Cash dividends declared
  ($0.12 per share)                     -             -             -            (507)          -            (507)
                                 ----------    ----------    ----------    ----------    ----------    ----------

Balance - March 31, 1999          4,585,388    $   22,927    $    4,047    $   23,806    $      459    $   51,239
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

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                  Three Months Ended
                                                               ----------------------
                                                                 March 31,   March 31,
                                                                  2000         1999
                                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income from continuing operations                        $  1,437    $    935
  Net loss from discontinued operations                            (180)       (153)
  Adjustments to reconcile to net cash provided
    by operating activities:
      Provision for loan and other real estate losses                95         154
      Depreciation and amortization                                 335         346
      Amortization of bond (discounts) and premiums                   3           6
      Gain on disposition of securities                               -          (6)
      Loss on disposition of fixed assets                            63           -
      Changes in:
        Loans held for sale                                         271        (484)
        Interest receivable                                        (170)       (145)
        Other assets                                               (567)        176
        Interest payable                                              3         (31)
        Other liabilities                                           756        (488)
                                                               --------    --------
        Net cash provided by operating activities                 2,046         310
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposition of available-for-sale securities      2,126       6,567
  Purchase of available-for-sale securities                      (2,609)     (9,728)
  Redemption of held-to-maturity securities                         414         887
  Purchases of property and equipment                              (278)       (301)
  Proceeds from disposition of property and equipment               521           -
  Net increase in loans                                          (1,854)     (4,878)
                                                               --------    --------
        Net cash used in investing activities                    (1,680)     (7,453)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in non-interest bearing deposits                  (1,555)     (3,151)
  Net increase (decrease) in interest bearing deposits              869      (1,835)
  Issuance of common stock                                           12         505
  Common stock repurchased and surrendered                          (50)       (454)
  Cash dividends paid                                              (553)       (507)
  Proceeds from short-term borrowings                             2,716         809
  Proceeds from long-term borrowings                             (3,000)          -
                                                               --------    --------
        Net cash used in financing activities                    (1,561)     (4,633)
                                                               --------    --------

Net decrease in cash and cash equivalents                      $ (1,195)   $(11,776)

CASH AND CASH EQUIVALENTS
  Beginning                                                      19,824      44,149
                                                               --------    --------

  Ending                                                       $ 18,629    $ 32,373
                                                               ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                            $  3,717    $  4,037
                                                               ========    ========

      Income taxes                                             $    143    $      -
                                                               ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                $    321    $     28
                                                               ========    ========



The accompanying notes are an integral part of these financial statements.

                  Item 2. Management's Discussion and Analysis

                of Financial Condition and Results of Operations



  Information contained in this Form 10-Q may contain forward looking statements with respect to James River Bankshares, Inc.'s ("James River" or the "Company") financial condition and results of operations, including the anticipated effect of rising interest rates on net interest income. These forward looking statements may involve certain risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward looking statements. Risks and uncertainties that may affect the financial condition and results of operations of James River include, but are not limited to, general economic and business conditions, interest rate fluctuations, competition from banks and other financial service providers, new financial products and services, risks inherent in making loans including repayment risks and changing collateral values, changing trends in customer profiles, technological changes, and changes in laws and regulations applicable to James River and its subsidiaries. Although James River believes that its expectations with respect to any forward looking statements are based upon reasonable assumptions within the limits of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from any future results that may be expressed or implied by forward looking statements.

FINANCIAL CONDITION
-------------------

Assets
------


     Total assets of James River at March 31, 2000 were $487.5 million compared to $487.4 million at December 31, 1999, an increase of $177 thousand. Net loans increased $1.2 million during the first three months of 2000. Real estate loans increased $8 thousand to $182.8 million at March 31, 2000, and business loans increased $699 thousand while loans held for sale decreased $271 thousand for the same period. Investment securities decreased $355 thousand, from $115.7 million at December 31, 1999 to $115.4 million at March 31, 2000. Federal funds sold decreased $1.5 million to $700 thousand at March 31, 2000, while interest bearing deposits increased $3.3 million during the first three months of 2000. Short-term investments, including Federal Funds sold, were reduced and invested in higher yielding investment securities and loans during the period. Total earning assets increased $2.7 million, or 0.6%, during the same period.

     At March 31, 2000, James River's total assets were $487.5 million, 0.7%, or $3.3 million, more than on the comparable date in 1999. Net loans were $330.0 million at March 31, 2000, an increase of $12.8 million over March 31, 1999. Real estate loans increased 2.7% or $4.8 million and business loans increased 8.3% or $6.8 million, while loans held for sale decreased 98.2% to $74 thousand for the same period. Investment securities were $115.4 million at March 31, 2000, up $2.7 million from March 31, 1999. Interest bearing deposits and federal funds sold decreased $7.9 million and $4.1 million, respectively at March 31, 2000 over March 31, 1999.

     Average total assets for the three months ended March 31, 2000 decreased $923 thousand to $484.7 million from $485.7 million for the three months ended March 31, 1999. Average investment securities increased 3.4% from $111.7 million for the three months ended March 31, 1999 to $115.6 million for the same period in 2000. Average total loans increased $15.2 million to $334.2 million during the same period. Average interest bearing deposits decreased 73.5% to $2.6 million while Federal funds sold decreased 90.0% to $1.2 million in the first three months of 2000 over the same period of 1999.

Liabilities
-----------


     Total liabilities at March 31, 2000 were $436.2 million compared to $436.4 million at December 31, 1999, a $211 thousand decrease. Deposits at March 31, 2000 were $417.3 million compared to $418.0 million at December 31, 1999, a decrease of 0.2% or $686 thousand. During the first three months of 2000, non-interest bearing deposits decreased $1.6 million to $62.2 million, while interest bearing deposits increased $869 thousand to $355.2 million. Long term-borrowings decreased $3.0 million to $8.0 million at March 31, 2000 compared to December 31, 1999.

     At March 31, 2000, total liabilities were $3.1 million more than total liabilities at March 31, 1999. Deposits at March 31, 2000 were $11.1 million less than the $428.4 million at March 31, 1999. Non-interest bearing deposits increased $9.4 million while interest bearing deposits decreased $20.5 million for the same period. Long-term borrowings increased $8.0 million over the comparable period in 1999. The debt was incurred by the Company's subsidiary banks through the Federal Home Loan Bank.

     Average total liabilities for the quarter ended March 31, 2000 were $433.4 million compared to $434.2 million for the quarter ended March 31, 1999, a decrease of $803 thousand. Average interest bearing deposits decreased $19.4 million for the same period, while average non-interest bearing deposits increased $5.3 million. Average Federal funds purchased and other short-term borrowings increased $4.3 million for the same period.

Non-performing Assets
---------------------


     Non-performing assets of James River consist of non-accrual loans and property acquired through foreclosure or repossession. Non-performing assets totaled $2.6 million on March 31, 2000, compared to $2.2 million on December 31, 1999. On March 31, 2000, non-accrual loans totaled $510 thousand, of which $365 thousand was secured by real estate. Non-accrual loans totaled $447 thousand on December 31, 1999, of which $280 thousand was secured by real estate.
Foreclosed real estate accounted for $2.1 million of non-performing assets at March 31, 2000 compared to $1.8 million at December 31, 1999.

     Loans past due 90 days or more and still accruing were $769 thousand and $877 thousand on March 31, 2000 and December 31, 1999, respectively. Of these loans, loans secured by real estate totaled $355 thousand on March 31, 2000 and $775 thousand on December 31, 1999.

  The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $3.2 million and $2.8 million at March 31, 2000, and December 31, 1999, respectively. The portion of the allowance for loan losses allocated to the impaired loan balance was $702 thousand and $560 thousand at March 31, 2000, and December 31, 1999, respectively.

     The allowance for loan losses is maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above.

     James River's allowance for loan losses of $4.9 million was 1.45% of total loans on March 31, 2000 compared with $4.4 million or 1.37% of total loans on March 31, 1999. On December 31, 1999, the allowance for loan losses of $4.8 million was 1.44% of total loans.



RESULTS OF OPERATIONS
---------------------

Net Operating Results
---------------------

     As a result of the Company's decision to suspend operations of Mortgage Company of James River, Inc., ("MCJR"), results of operations are presented on the basis of continuing and discontinued operations in accordance with accounting rules. Historical presentation of continuing operations reflects the Company's results of operations as if the disposition of MCJR had occurred for all periods presented. Discontinued operations represents MCJR's operating losses for the periods presented. Going forward, income or loss from discontinued operations will consist of changes to estimates of income and expense previously recorded as net losses from discontinued operations and will be accounted for prospectively.

     Continuing Operations - For the quarter ended March 31, 2000, James River's
     ---------------------
net income from continuing operations was $1.4 million compared to $935 thousand for the same period of 1999, a 53.7% increase. Diluted earnings per share from continuing operations in the first quarter increased 55.0% to $.31 in 2000 from $.20 in 1999. The annualized return on average assets and return on average equity for continuing operations were 1.19% and 11.20%, respectively, in the first quarter of 2000 compared to 0.77% and 7.27% in the comparable period in 1999. The increase in net income is attributable to increases in net interest income and non-interest income and decreases in the provision for loan losses.

     Discontinued Operations - Losses from discontinued operations for the three
     -----------------------
months ended March 31, 2000 and 1999 were $180 thousand and $153 thousand, net of income taxes, respectively.

Net Interest Income
-------------------


     Net interest income during the quarter ended March 31, 2000 increased $712 thousand to $5.5 million, up 15.0% from the $4.8 million for the quarter ended March 31, 1999. During the first quarter of 2000, income on investment securities increased $121 thousand, or 7.5%, to $1.7 million, compared to the first quarter of 1999. Interest expense on deposits decreased 11.7% in the first quarter from $4.0 million in 1999 to $3.5 million for the same period in 2000. The net interest margin increased in the first quarter of 2000 to 4.99% from 4.37% in same period in 1999.



Provision for Loan Losses
-------------------------



     The provision for loan losses during the quarter ended March 31, 2000 was $95 thousand, down $59 thousand, or 38.1%, from the respective period in 1999. The reduction in the loan loss provision in the first quarter of 2000 was attributable partially to loan loss recoveries during the period.

Non-Interest Income
-------------------


     For the three months ending March 31, 2000, non-interest income was $758 thousand, up $129 thousand, or 20.5%, compared to the respective period in 1999. This increase was partially attributable to a 17.8% increase in service charges on deposit accounts.



Non-Interest Expense
--------------------


     Non-interest expense during the first quarter of 2000 increased $164 thousand, or 4.1%, to $4.2 million compared with $4.0 million in the comparable 1999 quarter. This increase is attributable primarily to an 8.0% increase in salaries and employee benefits which was offset partially by a 30.4% decrease in directors fees.



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

     At March 31, 2000, James River had $61.1 million in undisbursed loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $115.4 million in investment securities. Of this amount, only $13.3 million is classified as held-to-maturity and is not readily available for sale. $9.0 million of the investment securities portfolio will mature in less than one year, with an additional $47.8 million maturing between 1 and 5 years.

     James River has $8.0 million in long-term debt. Almost the entire deposit base is made up of core deposits, with only 8.5% of total deposits composed of certificates of deposit of $100,000 and over.


Capital Resources
-----------------


     Total shareholders' equity amounted to $51.4 million at March 31, 2000 compared to $51.0 million at December 31, 1999. Reference is made to the Consolidated Statements of Changes in Shareholders' Equity, included elsewhere in this 10-Q. In August of 1999, James River implemented a stock repurchase plan authorizing the total buyback of 50,000 shares. As of March 31, 2000, James River had repurchased 40,500 shares at a cost of $519 thousand. James River's leverage ratio was 10.62%, with a tier 1 risk-based capital ratio of 15.87% and a total risk-based capital ratio of 17.12%. Each of these ratios is above the level required to be classified for regulatory purposes as "well capitalized".

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

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          James River's primary market risk is exposure to interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of James River's interest-earning assets and interest-bearing liabilities. There were no material changes in James River's market risk management strategy during the first quarter of 2000. James River is monitoring its interest rate risk in view of increases in both short and long-term interest rates. Based on current assessments and the level of changes in interest rates, the effects are not expected to be material.

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

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Securities Holders  - None

Item 5.    Other Information - None

Item 6.    Exhibits and reports on Form 8-K

           (a)  Exhibits -Financial Data Schedule, Exhibit 27

           (b)  Reports on Form 8-K - Filed March 1, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              JAMES RIVER BANKSHARES, INC.



Date:  May 10, 2000           /s/ Donald W. Fulton, Jr.
      -------------           --------------------------------------------------
                              Donald W. Fulton, Jr., Sr. Vice President
                              and Chief Financial Officer