Form 10-Q
period 2000-06-30
JAMES RIVER BANKSHARES INC
filed 2000-08-11
CIK 935037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number   0-26314
                       -----------

                         JAMES RIVER BANKSHARES, INC.
                      -------------------------------------------
             (Exact name of registrant as specified in its charter)


           VIRGINIA                                    54-1740210
     ------------------------              ----------------------------------
     (State of Incorporation)             (I.R.S. Employer Identification No.)

                   1514 HOLLAND ROAD, SUFFOLK, VIRGINIA 23434
              ----------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                              (757) 934-8100
                       ----------------------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X    No___
         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At August 1, 2000, the issuer had 4,599,719 outstanding shares of its $5.00 par value common stock.

                        PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                            (unaudited)
                                                                                              June 30,               December 31,
                                                                              ---------------------------------     --------------
                                                                                         2000           1999              1999
                                                                                         ----           ----              ----
ASSETS
  Cash and due from banks                                                             $ 13,246        $ 13,608          $ 16,374
  Interest bearing deposits with banks                                                   3,324           2,465             1,290
  Federal funds sold                                                                     1,150           8,181             2,160
  Securities available-for-sale, at fair value (amortized cost of $103,978 on June 30, 2000, $112,059 on June
    30, 1999, and $105,210 on December 31, 1999)                                       100,394         110,585           101,992
  Securities held-to-maturity, at amortized cost (fair value of $12,711 on June 30, 2000, $14,732 on June
    30, 1999, and $13,569 on December 31, 1999)                                         12,952          14,689            13,755
  Loans, net of allowance for loan losses                                              340,243         324,583           328,511
  Loans held for sale, net                                                                   -             694               345
  Premises and equipment, net                                                           10,377          11,350            10,995
  Accrued interest receivable                                                            3,554           3,528             3,434
  Intangible assets, net                                                                 2,301           2,216             2,411
  Other assets                                                                           6,961           5,651             6,097
                                                                                      --------        --------          --------

    Total Assets                                                                      $494,502        $497,550          $487,364
                                                                                      ========        ========          ========


LIABILITIES
  Non-interest bearing deposits                                                       $ 62,572        $ 57,464          $ 63,713
  Interest bearing deposits                                                            345,310         379,078           354,307
                                                                                      --------        --------          --------
    Total deposits                                                                     407,882         436,542           418,020

  Accrued interest payable                                                               1,061             977               998
  Federal funds purchased and other short-term borrowings                               22,465           2,845             4,561
  Long-term borrowings                                                                   8,000           5,000            11,000
  Accounts payable and other liabilities                                                 2,903           1,895             1,787
                                                                                      --------        --------          --------
    Total Liabilities                                                                  442,311         447,259           436,366
                                                                                      --------        --------          --------

SHAREHOLDERS' EQUITY
  Preferred stock, $5 par, 2,000,000 shares authorized,
    none issued                                                                              -               -                 -
  Common stock, $5 par, 10,000,000 shares authorized,
    4,604,480 issued and outstanding at June 30, 2000,
    4,586,413 at June 30, 1999, and 4,613,203 at
    December 31, 1999                                                                   23,022          22,932            23,066
  Additional paid-in capital                                                             4,283           4,058             4,338
  Retained earnings                                                                     27,244          24,275            25,718
  Accumulated other comprehensive income (loss)                                         (2,358)           (974)           (2,124)
                                                                                      --------        --------          --------
    Total Shareholders' Equity                                                          52,191          50,291            50,998
                                                                                      --------        --------          --------

    Total Liabilities and Shareholders' Equity                                        $494,502        $497,550          $487,364
                                                                                      ========        ========          ========

The accompanying notes are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)

                                                                  Three Months Ended                      Six Months Ended
                                                          -----------------------------------       ----------------------------
                                                               June 30,           June 30,            June 30,         June 30,
                                                               --------           -------             --------        ---------
                                                                 2000               1999                2000            1999
                                                                 -----              ----                ----            ----
INTEREST INCOME
  Loans                                                       $    7,626        $    7,009          $   15,011         $   13,892
  Investment securities:
    Taxable                                                        1,395             1,399               2,805              2,694
    Exempt from federal income taxes                                 340               328                 676                658
  Federal funds sold and other                                        54               249                 114                506
                                                              ----------        ----------          ----------         ----------
      Total Interest Income                                        9,415             8,985              18,606             17,750
                                                              ----------        ----------          ----------         ----------

INTEREST EXPENSE
  Deposits                                                         3,534             3,912               7,062              7,906
  Federal funds purchased and other borrowings                       212                 8                 282                 20
  Long-term borrowings                                               106                50                 228                 50
                                                              ----------        ----------          ----------         ----------
      Total Interest Expense                                       3,852             3,970               7,572              7,976
                                                              ----------        ----------          ----------         ----------

    Net Interest Income                                            5,563             5,015              11,034              9,774

Provision for Loan Losses                                            193               182                 288                336
                                                              ----------        ----------          ----------         ----------

    Net Interest Income after Provision for Loan Losses            5,370             4,833              10,746              9,438
                                                              ----------        ----------          ----------         ----------

NON-INTEREST INCOME
  Service charges on deposit accounts                                607               452               1,162                927
  Other fees and commissions                                         171               195                 329                338
  Net realized gains on disposition of securities                      2                 -                   2                  6
  Other income                                                       113                74                 158                 79
                                                              ----------        ----------          ----------         ----------
        Total Non-Interest Income                                    893               721               1,651              1,350
                                                              ----------        ----------          ----------         ----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                   2,319             2,236               4,711              4,450
  Occupancy                                                          303               296                 610                625
  Equipment                                                          336               303                 669                603
  Directors' fees                                                     73                84                 135                173
  Deposit insurance premiums                                          21                31                  43                 60
  Other                                                            1,153             1,097               2,207              2,142
                                                              ----------        ----------          ----------         ----------
      Total Non-Interest Expense                                   4,205             4,047               8,375              8,053
                                                              ----------        ----------          ----------         ----------

  Income Before Income Taxes and Discontinued Operations           2,058             1,507               4,022              2,735

  Provision for Income Taxes                                         579               419               1,106                712
                                                              ----------        ----------          ----------         ----------

  Income From Continuing Operations                                1,479             1,088               2,916              2,023

  Loss From Discontinued Operations                                  (12)             (112)               (192)              (265)
                                                              ----------        ----------          ----------         ----------

  Net Income                                                  $    1,467        $      976          $    2,724         $    1,758
                                                              ==========        ==========          ==========         ==========

Net Income per Common Share
  Basic from Continuing Operations                                 $0.32        $     0.24          $     0.63         $     0.44
  Basic from Discontinued Operations                                   -             (0.03)              (0.04)             (0.06)
                                                              ----------        ----------          ----------         ----------
     Basic Earnings per Common Share                               $0.32        $     0.21          $     0.59         $     0.38
                                                              ==========        ==========          ==========         ==========

  Diluted from Continuing Operations                               $0.32        $     0.24          $     0.63         $     0.44
  Diluted from Discontinued Operations                                 -             (0.03)              (0.04)             (0.06)
                                                              ----------        ----------          ----------         ----------
     Diluted Earnings per Common Share                             $0.32        $     0.21          $     0.59         $     0.38
                                                              ==========        ==========          ==========         ==========


Cash Dividends Paid per Common Share                               $0.14        $     0.12          $     0.26         $     0.24
                                                              ==========        ==========          ==========         ==========

Weighted Average Number of Shares Outstanding
  Basic                                                        4,608,408         4,585,898           4,610,707          4,577,421
                                                              ==========        ==========          ==========         ==========
  Diluted                                                      4,614,397         4,614,491           4,616,697          4,606,014
                                                              ==========        ==========          ==========         ==========

The accompanying notes are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                            (Dollars in thousands)
                    For The Six Months Ended June 30, 2000

                                                                                               Accumulated
                                       Shares of                Additional                        Other
                                        Common       Common       Paid-in        Retained      Comprehen-
                                         Stock        Stock       Capital        Earnings      sive Income      Total
                                         -----        -----       -------        --------      -----------      -----
Balance - December 31, 1999            4,613,203    $ 23,066    $    4,338      $   25,718     $   (2,124)    $   50,998

Comprehensive income:
  Net income                                  --          --            --           2,724             --          2,724
  Other comprehensive income (loss)           --          --            --              --           (234)          (234)
--------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                --          --            --           2,724           (234)         2,490
--------------------------------------------------------------------------------------------------------------------------

Common stock issued                        2,277          11            15              --             --             26

Common stock repurchased                 (11,000)        (55)          (70)             --             --           (125)

Cash dividends declared
  ($0.26 per share)                           --          --            --          (1,198)            --         (1,198)
                                      ----------    --------    ----------      ----------     ----------     ----------

Balance - June 30, 2000                4,604,480    $ 23,022    $    4,283      $   27,244     $   (2,358)    $   52,191
                                      ==========    ========    ==========      ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                            (Dollars in thousands)
                    For The Six Months Ended June 30, 1999

                                                                                               Accumulated
                                       Shares of                Additional                        Other
                                        Common       Common       Paid-in        Retained      Comprehen-
                                         Stock        Stock       Capital        Earnings      sive Income      Total
                                         -----        -----       -------        --------      -----------      -----
Balance - December 31, 1998            4,565,326    $  22,827   $    4,096      $   23,531     $      725     $   51,179

Comprehensive income:
  Net income                                  --           --           --           1,758             --          1,758
  Other comprehensive income                  --           --           --              --         (1,699)        (1,699)
--------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income                --           --           --           1,758         (1,699)            59
--------------------------------------------------------------------------------------------------------------------------

Common stock issued                        1,161            6           14              --             --             20

Stock options exercised                   48,804          244          257              --             --            501

Common stock surrendered and
  repurchased                            (28,878)        (145)        (309)             --             --           (454)

Cash dividends declared
  ($0.24 per share)                           --           --           --          (1,014)            --         (1,014)
                                      ----------    ---------   ----------      ----------     ----------     ----------

Balance - June 30, 1999                4,586,413    $  22,932   $    4,058      $   24,275     $     (974)    $   50,291
                                      ==========    =========   ==========      ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                 JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (Dollars in thousands)

                                                                          Six Months Ended
                                                                   -----------------------------
                                                                     June 30,         June 30,
                                                                     --------         --------
                                                                       2000             1999
                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income from continuing operations                            $     2,916       $    2,023
  Net loss from discontinued operations                                   (192)            (265)
  Adjustments to reconcile to net cash provided
    by operating activities:
      Provision for loan and other real estate losses                      288              336
      Depreciation and amortization                                        734              702
      Amortization of bond (discounts) and premiums                          6               21
      Gain on disposition of securities                                     (2)              (6)
      Gain on disposition of fixed assets                                   (7)              (7)
      Changes in:
        Loans held for sale                                                345            2,905
        Interest receivable                                               (120)            (155)
        Other assets                                                      (506)              56
        Interest payable                                                    63               (5)
        Other liabilities                                                1,116             (261)
                                                                   -----------       ----------
        Net cash provided by operating activities                        4,641            5,344
                                                                   -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposition of available-for-sale securities             4,954           14,070
  Purchase of available-for-sale securities                             (3,721)         (32,540)
  Redemption of held-to-maturity securities                                798            2,013
  Purchase of held-to-maturity securities                                    -             (617)
  Purchases of property and equipment                                     (590)            (437)
  Proceeds from disposition of property and equipment                      634               29
  Net increase in loans                                                (12,289)         (16,555)
                                                                   -----------       ----------
        Net cash used in investing activities                          (10,214)         (34,037)
                                                                   -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest bearing deposits              (1,141)           1,101
  Net increase (decrease) in interest bearing deposits                  (8,997)           1,541
  Issuance of common stock                                                  26              521
  Common stock repurchased and surrendered                                (125)            (454)
  Cash dividends paid                                                   (1,198)          (1,014)
  Proceeds from short-term borrowings                                   17,904            2,103
  Proceeds from (repayments of) long-term borrowings                    (3,000)           5,000
                                                                   -----------       ----------
        Net cash provided by financing activities                        3,469            8,798
                                                                   -----------       ----------

Net decrease in cash and cash equivalents                          $    (2,104)      $  (19,895)

CASH AND CASH EQUIVALENTS
  Beginning                                                             19,824           44,149
                                                                   -----------       ----------

  Ending                                                           $    17,720       $   24,254
                                                                   ===========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                                $     7,509       $    7,981
                                                                   ===========       ==========

      Income taxes                                                 $     1,124       $      986
                                                                   ===========       ==========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                    $       378       $      128
                                                                   ===========       ==========

The accompanying notes are an integral part of these financial statements.

                         JAMES RIVER BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1999 Annual Report to Shareholders on Form 10-K, including the 1999 consolidated financial statements of James River Bankshares, Inc. ("James River" or the "Company").


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


     Comprehensive income consists of the following for the six months ended June 30:


                                           2000          1999
                                        -----------   -----------
  Income from Continuing Operations     $ 2,916,000   $ 2,023,000

  Loss from Discontinued Operations       ( 192,000)   (  265,000)

  Other comprehensive income              ( 234,000)   (1,699,000)
                                        -----------   -----------
  Total comprehensive income (loss)     $ 2,490,000   $    59,000
                                        ===========   ===========

     The components of other comprehensive income and related tax effects for the six months ended June 30 are shown in the following table.

                                                                 2000          1999
                                                              ----------    -----------
Unrealized gain/(loss) on available-for-sale securities       $ (365,000)   $(2,567,000)

Reclassification adjustment for gains realized in income           2,000          6,000
                                                              ----------    -----------
Net unrealized gain/(loss)                                    $ (367,000)    (2,573,000)

Tax effect                                                      (133,000)    (  874,000)
                                                              ----------    -----------
Net of tax amount                                             $ (234,000)   $(1,699,000)
                                                              ==========    ===========


Note 4.  Discontinued Operations

     During the first quarter of 2000, the board of directors voted to suspend operations of Mortgage Company of James River, Inc. ("MCJR"). MCJR was established in the fourth quarter of 1998 and began operations in January 1999. At June 30, 2000, MCJR had total assets of $574 thousand and total liabilities of $86 thousand. The assets consisted primarily of cash. During the six month periods ended June 30, 2000 and June 30, 1999, the Company recognized losses of $192 thousand and $265 thousand, net of taxes, respectively, from discontinued operations.

     In February, 2000, the Company began implementing the plan of suspension. The estimated charge for disposal booked during the first quarter of 2000 is as follows:

Employee severance and benefits                                $ 158,000
Fixed asset write-downs                                           28,000
Provision for lease expense                                       26,000
Anticipated income from operations through disposal date        (  6,000)
                                                               ---------
     Total                                                       206,000

Income tax benefit                                              ( 78,000)
                                                               ---------
     Net after-tax charge for disposal                         $ 128,000
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


FINANCIAL CONDITION
-------------------

Assets
------

     Total assets of James River at June 30, 2000 were $494.5 million compared to $487.4 million at December 31, 1999, an increase of $7.1 million. Net loans increased $11.4 million during the first six months of 2000. Real estate loans decreased $9.9 million to $172.9 million at June 30, 2000, while business loans increased $22.4 million and loans held for sale decreased $345 thousand for the same period. Investment securities decreased $2.4 million, from $115.7 million at December 31, 1999 to $113.3 million at June 30, 2000. Federal funds sold decreased $1.0 million to $1.2 million at June 30, 2000, while interest bearing deposits increased $2.0 million during the first six months of 2000. Short-term investments, including Federal Funds sold, were reduced and invested in higher yielding investment securities and loans during the period. Total earning assets increased $10.2 million, or 2.3%, during the same period.

     At June 30, 2000, James River's total assets were $494.5 million, $3.1 million, or 0.6%, less than the comparable date in 1999. Net loans were $340.2 million at June 30, 2000, an increase of $14.9 million over June 30, 1999. Real estate loans decreased 4.6% or $8.4 million and business loans increased 24.8% or $22.0 million, while loans held for sale decreased $694 thousand for the same period. Investment securities were $113.3 million at June 30, 2000, down $12.0 million from June 30, 1999. Interest bearing deposits increased $800 thousand and federal funds sold decreased $7.0 million, respectively at June 30, 2000 over June 30, 1999.

     Average total assets for the six months ended June 30, 2000 decreased $3.5 million to $485.6 million from $489.1 million for the six months ended June 30, 1999. Average investment securities increased 0.2% from $114.7 million for the six months ended June 30, 1999 to $114.9 million for the same period in 2000. Average total loans increased $14.7 million to $337.0 million during the same period. Average interest bearing deposits decreased 74.7% to $2.3 million while Federal funds sold decreased 92.1% to $921 thousand in the first half of 2000 over the same period of 1999.

     Average total assets decreased 1.1% to $487.4 million for the quarter ended June 30, 2000 from $493.0 million for the same period in 1999. Average investment securities decreased to $114.3 million for the quarter ended June 30, 2000 from $117.7 million for the quarter ended June 30, 1999. Average total loans increased 4.4% to $340.4 million during the same period. Average interest bearing deposits decreased $6.4 million and Federal funds sold decreased $11.1 million in the second quarter of 2000 over the same period of 1999, respectively.


Liabilities
-----------

     Total liabilities at June 30, 2000 were $442.3 million compared to $436.4 million at December 31, 1999, a $5.9 million decrease. Deposits at June 30, 2000 were $407.9 million compared to $418.0 million at December 31, 1999, a decrease of 2.4% or $10.1 million. During the first six months of 2000, non-interest bearing deposits decreased $1.1 million to $62.6 million, while interest bearing deposits decreased $9.0 million to $345.3 million. Short-term borrowings increased $17.9 million to $22.5 million at June 30, 2000 compared to December 31, 1999, while long term-borrowings decreased $3.0 million to $8.0 million for the same period.

     At June 30, 2000, total liabilities were $5.0 million less than total liabilities at June 30, 1999. Deposits at June 30, 2000 were $28.6 million less than the $436.5 million at June 30, 1999. Non-interest bearing deposits increased $5.1 million while interest bearing deposits decreased $33.7 million for the same period. At June 30, 2000, short-term borrowings were $22.5 million, $19.7 million more than the $2.8 million at June 30, 1999. Long-term borrowings also increased $3.0 million over the comparable period in 1999. The debt was incurred by the Company's subsidiary banks through the Federal Home Loan Bank.

     Average total liabilities for the six months ended June 30, 2000 decreased .8% to $434.1 million compared to $437.7 million for the same period in 1999.
Average interest bearing deposits decreased 6.4% to $351.4 million for the same period, while average non-interest bearing deposits increased 11.4% to $60.8 million. Average Federal funds purchased and other short-term borrowings increased $8.6 million for the same period.

     Average total liabilities for the quarter ended June 30, 2000 were $435.5 million compared to $441.7 million for the quarter ended June 30, 1999, a decrease of $6.2 million. Average interest bearing deposits decreased $29.6 million for the same period, while average non-interest bearing deposits increased $7.5 million. Average Federal funds purchased and other short-term borrowings increased $9.1 million for the same period.


Non-performing Assets
---------------------

     Non-performing assets of James River consist of non-accrual loans and property acquired through foreclosure or repossession. Non-performing assets totaled $2.3 million on June 30, 2000, compared to $2.2 million on December 31, 1999. On June 30, 2000, non-accrual loans totaled $582 thousand, of which $325 thousand was secured by real estate. Non-accrual loans totaled $447 thousand on December 31, 1999, of which $280 thousand was secured by real estate. Foreclosed real estate accounted for $1.7 million of non-performing assets at June 30, 2000 compared to $1.8 million at December 31, 1999.

     Loans past due 90 days or more and still accruing were $464 thousand and $877 thousand on June 30, 2000 and December 31, 1999, respectively. Of these loans, loans secured by real estate totaled $384 thousand on June 30, 2000 and $775 thousand on December 31, 1999.

     The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $3.4 million and $2.8 million at June 30, 2000, and December 31, 1999, respectively. The portion of the allowance for loan losses allocated to the impaired loan balance was $662 thousand and $560 thousand at June 30, 2000, and December 31, 1999, respectively.

     The allowance for loan losses is maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above.

     James River's allowance for loan losses of $5.0 million was 1.43% of total loans on June 30, 2000 compared with $4.5 million, or 1.36% of total loans, on June 30, 1999. On December 31, 1999, the allowance for loan losses of $4.8 million was 1.44% of total loans.


RESULTS OF OPERATIONS
---------------------

Net Operating Results
---------------------

     As a result of the Company's decision to suspend operations of Mortgage Company of James River, Inc., ("MCJR"), results of operations are presented on the basis of continuing and discontinued operations in accordance with generally accepted accounting principles. Historical presentation of continuing operations reflects the Company's results of operations as if the disposition of MCJR had occurred for all periods presented. Discontinued operations represents MCJR's operating losses for the periods presented. Going forward, income or loss from discontinued operations will consist of changes to estimates of income and expense previously recorded as net losses from discontinued operations and will be accounted for prospectively.

     Continuing Operations - For the quarter ended June 30, 2000, James River's
     ---------------------
net income from continuing operations was $1.5 million compared to $1.1 million for the same period of 1999, a 36.6% increase. Diluted earnings per share from continuing operations in the second quarter increased 33.3% to $.32 in 2000 from $.24 in 1999. The annualized return on average assets and return on average equity for continuing operations were 1.21% and 11.40%, respectively, in the second quarter of 2000 compared to 0.88% and 8.48% in the comparable period in 1999. The increase in net income was attributable to increases in net interest income and non-interest income.

     For the six months ended June 30, 2000, net income from continuing operations was $2.9 million compared to $2.0 million for the same period of 1999, a 44.1% increase. Diluted earnings per share from continuing operations increased 43.2% to $.63 in the first six months of 2000 from $.44 in 1999. In the first half of 2000, the annualized return on average assets and return on average equity for continuing operations were 1.20% and 11.32%, respectively, compared to 0.83% and 7.88% in the comparable period in 1999. The increase in net income was attributable to increases in net interest income and non-interest income and a decrease in the provision for loan losses.

     Discontinued Operations - Losses from discontinued operations for the three
     -----------------------
months ended June 30, 2000 and 1999 were $12 thousand and $112 thousand, net of income taxes, respectively.

     Losses from discontinued operations for the six months ended June 30, 2000 and 1999 were $192 thousand and $265 thousand, net of income taxes, respectively.


Net Interest Income
-------------------

     Net interest income during the quarter ended June 30, 2000 increased $548 thousand to $5.6 million, up 10.9% from the $5.0 million for the quarter ended June 30, 1999. Interest income on loans was $7.6 million, up 8.8% from the $7.0 million for the quarter ended June 30, 1999. During the second quarter of 2000, income on investment securities increased $8 thousand, or .5%, to $1.7 million, compared to the first quarter of 1999. Interest expense on deposits decreased 9.5% in the second quarter from $3.9 million in 1999 to $3.5 million for the same period in 2000. The net interest margin increased in the first quarter of 2000 to 5.04% from 4.48% in same period in 1999.

     Net interest income during the six months ended June 30, 2000 increased $1.2 million to $11.0 million, up 12.9% from $9.8 million in the same period of 1999. Interest and fee income on loans increased 7.9% to $15.0 million in the first half of 2000, an increase of $1.1 million over the comparable period in 1999. During the first half of 2000, income on investment securities increased $129 thousand or 3.9% to $3.5 million compared to the first half of 1999. Interest expense on deposits decreased 10.6% from $7.9 million in the first six months of 1999 to $7.1 million in 2000. For the six months ended June 30, 2000, interest expense on Federal funds purchased and other short-term borrowings increased $255 thousand and interest expense on long-term borrowings increased $178 thousand over the comparable period in 1999, respectively. The net interest margin was 5.02% in the first half of 2000 compared to 4.43% in the first half of 1999.


Provision for Loan Losses
-------------------------

     The provision for loan losses during the quarter ended June 30, 2000 was $193 thousand, up $11 thousand, or 6.0%, from the respective period in 1999.

     The provision for loan losses during the first six months of 2000 was $288 thousand, down $48 thousand or 14.3% from the respective period in 1999. The reduction in the loan loss provision in the first half of 2000 was attributable partially to loan loss recoveries during the period.


Non-Interest Income
-------------------

     For the three months ended June 30, 2000, non-interest income was $893 thousand, up $172 thousand, or 23.9%, compared to the respective period in 1999. This increase was attributable primarily to a $155 thousand increase in service charges on deposit accounts.

     For the six months ended June 30, 2000, non-interest income was $1.7 million, up 22.3% compared to the same period of 1999. The increase was partially attributable to a 25.4% increase in service charges on deposit accounts.


Non-Interest Expense
--------------------

     Non-interest expense during the second quarter of 2000 increased $158 thousand, or 3.9%, to $4.2 million compared with $4.0 million in the comparable 1999 quarter. This increase was attributable primarily to a 3.7% increase in salaries and employee benefits and a 5.1% increase in other operating expense.

     Non-interest expense during the first six months of 2000 increased $322 thousand, or 4.0%, to $8.4 million compared with the same period of 1999. The increase was attributable primarily to a $261 thousand increase in salaries and employees benefits.


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

     At June 30, 2000, James River had $55.3 million in undisbursed loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $113.3 million in investment securities. Of this amount, only $13.0 million is classified as held-to-maturity and is not readily available for sale. $9.5 million of the investment securities portfolio will mature in less than one year, with an additional $47.9 million maturing between 1 and 5 years.

     James River has $8.0 million in long-term debt. Almost the entire deposit base is made up of core deposits, with only 9.0% of total deposits composed of certificates of deposit of $100,000 and over.


Capital Resources
-----------------

     Total shareholders' equity amounted to $52.2 million at June 30, 2000 compared to $51.0 million at December 31, 1999. Reference is made to the Consolidated Statements of Changes in Shareholders' Equity, included elsewhere in this 10-Q. In August of 1999, James River implemented a stock repurchase plan authorizing a buyback of up to 50,000 shares. In April of 2000, James River authorized a stock repurchase plan authorizing the purchase of up to an additional 250,000 shares. As of June 30, 2000, James River had repurchased 47,000 shares at a cost of $661 thousand. At June 30, 2000, James River's leverage ratio was 10.77%, with a tier 1 risk-based capital ratio of 15.73% and a total risk-based capital ratio of 16.98%. Each of these ratios is above the level required to be classified for regulatory purposes as "well capitalized".


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


BRANCH ACQUISITION
------------------

     James River Bank, a subsidiary of the Company, entered into a Purchase and Assumption Agreement with One Valley Bank/Central Virginia and BB&T Corporation under which James River Bank will purchase certain assets and assume certain liabilities of a branch office located in Emporia, Virginia. The assets include approximately $6 million in loans and approximately $16 million in deposit liabilities. The transaction, which will be treated as a purchase for accounting purposes, is expected to close on August 11, 2000, and is not expected to be material to the Company.

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     James River's primary market risk is exposure to interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of James River's interest-earning assets and interest-bearing liabilities. There were no material changes in James River's market risk management strategy during the six months ended June 30, 2000. James River is monitoring its interest rate risk in view of increases in both short and long-term interest rates. Based on current assessments and the level of changes in interest rates, the effects are not expected to be material.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

   There are no pending legal proceedings to which James River or its subsidiaries are parties in other than nonmaterial legal proceedings occurring in the ordinary course of business.


Item 2.    Changes in Securities - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Securities Holders

       James River held it 2000 Annual Meeting of Shareholders on April 27, 2000. At the Annual Meeting, the following matters were acted upon by shareholders.

       1. Election of Directors. The following persons were elected as directors of James River to serve a one year term, with the votes For and Withheld as indicated below.


                                       FOR            WITHHELD
       Harold U. Blythe             3,542,811          95,838

       James E. Butler, Jr.         3,546,481          92,168

       James W. Craun               3,546,481          92,168

       Bruce B. Gray                3,546,481          92,168

       Elmon T. Gray                3,546,481          92,168

       Horace R. Higgins, Jr.       3,543,954          94,695

       G. P. Jackson                3,542,811          95,838

       Ben P. Kanak                 3,546,481          92,168

       John A. Ramsey, Jr.          3,544,999          93,650

       Robert E. Spencer, Jr.       3,542,811          95,838

       2. Ratification of Yount, Hyde & Barbour P.C. as independent auditors for 2000.

           FOR                     AGAINST                      ABSTAIN
        3,616,368                   8,817                       13,464

Item 5.    Other Information - None

Item 6.    Exhibits and reports on Form 8-K

           (a)  Exhibits -Financial Data Schedule, Exhibit 27

           (b) Reports on Form 8-K - Filed May 9, 2000, related to the discontinuance of the operations of Mortgage Company of James River, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   JAMES RIVER BANKSHARES, INC.



Date:  August 11, 2000             /s/ Donald W. Fulton, Jr.
      ----------------             -------------------------------------------
                                   Donald W. Fulton, Jr., Sr. Vice President
                                   and Chief Financial Officer