Form 10-Q
period 2000-09-30
JAMES RIVER BANKSHARES INC
filed 2000-11-13
CIK 935037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-Q


 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2000

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                  -------------            -------------

Commission file number                              0-26314
                                                   ---------

                          JAMES RIVER BANKSHARES, INC.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                         54-1740210
   --------------------                         ------------------------------
  (State of Incorporation)                (I.R.S. Employer Identification No.)

                   1514 HOLLAND ROAD, SUFFOLK, VIRGINIA 23434
                   ------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (757) 934-8100
                ------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X    No
     -----    ------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At November 1, 2000, the issuer had 4,562,219 outstanding shares of its $5.00 par value common stock.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                             (unaudited)
                                                                            September 30,
                                                                 ------------------------------------       December 31,
                                                                  2000                    1999                  1999
                                                                  ----                    ----                  ----
ASSETS
  Cash and due from banks                                        $ 11,693               $ 13,962               $ 16,374
  Interest bearing deposits with banks                              1,385                    229                  1,290
  Federal funds sold                                                    -                    300                  2,160
  Securities available-for-sale, at fair value (amortized cost of $103,150 on September 30, 2000, $109,625 on September
    30, 1999, and $105,210 on December 31, 1999)                  100,892                107,373                101,992
  Securities held-to-maturity, at amortized cost (fair value of $12,600 on September 30, 2000, $14,254 on September
    30, 1999, and $13,569 on December 31, 1999)                    12,692                 14,312                 13,755
  Loans, net of allowance for loan losses                         354,343                330,990                328,511
  Loans held for sale, net                                              -                    283                    345
  Premises and equipment, net                                      10,517                 11,143                 10,995
  Accrued interest receivable                                       4,100                  3,904                  3,434
  Intangible assets, net                                            3,305                  2,154                  2,411
  Other assets                                                      6,674                  5,839                  6,097
                                                                   ------                 ------                 ------

    Total Assets                                                $ 505,601              $ 490,489              $ 487,364
                                                               ==========             ==========             ==========


LIABILITIES
  Non-interest bearing deposits                                  $ 64,442               $ 58,180               $ 63,713
  Interest bearing deposits                                       365,733                361,037                354,307
                                                                 --------               --------               --------
    Total deposits                                                430,175                419,217                418,020

  Accrued interest payable                                          1,208                    993                    998
  Federal funds purchased and other short-term borrowings          12,700                  7,153                  4,561
  Long-term borrowings                                              5,000                 11,000                 11,000
  Accounts payable and other liabilities                            3,058                  2,009                  1,787
                                                                   ------                 ------                 ------
    Total Liabilities                                             452,141                440,372                436,366
                                                                 --------               --------               --------

SHAREHOLDERS' EQUITY
  Preferred stock, $5 par, 2,000,000 shares authorized,
    none issued                                                         -                      -                      -
  Common stock, $5 par, 10,000,000 shares authorized,
    4,574,719 issued and outstanding at September 30, 2000,
    4,576,344 at September 30, 1999, and 4,613,203 at
    December 31, 1999                                              22,874                 22,881                 23,066
  Additional paid-in capital                                        4,003                  3,957                  4,338
  Retained earnings                                                28,072                 24,765                 25,718
  Accumulated other comprehensive income (loss)                    (1,489)                (1,486)                (2,124)
                                                                  -------                -------                -------
    Total Shareholders' Equity                                     53,460                 50,117                 50,998
                                                                 --------                -------              ---------

    Total Liabilities and Shareholders' Equity                  $ 505,601              $ 490,489              $ 487,364
                                                                =========              =========              =========

The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)


                                                                     Three Months Ended                    Nine Months Ended
                                                              -----------------------------         --------------------------------
                                                              September 30,   September 30,         September 30,    September 30,
                                                              -------------   -------------         -------------    -------------
                                                                   2000            1999                 2000             1999
                                                                   ----            ----                 ----             ----
INTEREST INCOME
  Loans                                                           $ 8,030         $ 7,194              $ 23,041         $ 21,086
  Investment securities:
    Taxable                                                         1,370           1,512                 4,175            4,206
    Exempt from federal income taxes                                  330             332                 1,006              990
  Federal funds sold and other                                        176              79                   290              585
                                                                     ----             ---                  ----             ----
      Total Interest Income                                         9,906           9,117                28,512           26,867
                                                                   ------          ------               -------          -------

INTEREST EXPENSE
  Deposits                                                          3,902           3,766                10,964           11,672
  Federal funds purchased and other borrowings                        314              60                   596               80
  Long-term borrowings                                                107              92                   335              142
                                                                     ----             ---                  ----             ----
      Total Interest Expense                                        4,323           3,918                11,895           11,894
                                                                   ------          ------               -------          -------

    Net Interest Income                                             5,583           5,199                16,617           14,973

Provision for Loan Losses                                             139             197                   427              533
                                                                     ----            ----                  ----             ----

    Net Interest Income after Provision for Loan Losses             5,444           5,002                16,190           14,440
                                                                   ------          ------               -------          -------

NON-INTEREST INCOME
  Service charges on deposit accounts                                 646             541                 1,808            1,468
  Other fees and commissions                                          169             153                   498              491
  Net realized gains (losses) on disposition of securities             (3)              7                    (1)              13
  Other income                                                         76              27                   234              106
                                                                      ---             ---                  ----             ----
        Total Non-Interest Income                                     888             728                 2,539            2,078
                                                                     ----            ----                ------           ------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                    2,321           2,106                 7,032            6,556
  Occupancy                                                           314             297                   924              922
  Equipment                                                           333             299                 1,002              902
  Directors' fees                                                      83              66                   218              239
  Deposit insurance premiums                                           22              31                    65               91
  Other                                                             1,176           1,172                 3,383            3,314
                                                                   ------          ------                ------           ------
      Total Non-Interest Expense                                    4,249           3,971                12,624           12,024
                                                                   ------          ------               -------          -------

  Income Before Income Taxes and Discontinued Operations            2,083           1,759                 6,105            4,494

  Provision for Income Taxes                                          588             542                 1,694            1,254
                                                                     ----            ----                ------           ------

  Income From Continuing Operations                                  1,495           1,217                 4,411            3,240

  Loss From Discontinued Operations                                   (27)           (178)                 (219)            (443)
                                                                      ----           -----                 -----            -----

  Net Income                                                      $ 1,468         $ 1,039               $ 4,192          $ 2,797
                                                                 ========        ========              ========         ========

Net Income per Common Share
  Basic from Continuing Operations                                 $ 0.33          $ 0.27                $ 0.96           $ 0.71
  Basic from Discontinued Operations                                (0.01)          (0.04)                (0.05)           (0.10)
                                                                   ------          ------                ------           ------
     Basic Earnings per Common Share                               $ 0.32          $ 0.23                $ 0.91           $ 0.61
                                                                  =======         =======               =======          =======

  Diluted from Continuing Operations                               $ 0.33          $ 0.26                $ 0.96           $ 0.70
  Diluted from Discontinued Operations                              (0.01)          (0.04)                (0.05)           (0.10)
                                                                   ------          ------                ------           ------
     Diluted Earnings per Common Share                             $ 0.32          $ 0.22                $ 0.91           $ 0.60
                                                                  =======         =======               =======          =======


Cash Dividends Paid per Common Share                               $ 0.14          $ 0.12                $ 0.40           $ 0.36
                                                                  =======         =======               =======          =======

Weighted Average Number of Shares Outstanding
  Basic                                                         4,591,346       4,582,783             4,604,254        4,579,099
                                                               ==========      ==========            ==========       ==========
  Diluted                                                       4,603,588       4,605,043             4,616,496        4,601,360
                                                               ==========      ==========            ==========       ==========


The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)
                  For The Nine Months Ended September 30, 2000

                                                                                                       Accumulated
                                       Shares of                     Additional                           Other
                                         Common         Common        Paid-in          Retained         Comprehen-
                                         Stock          Stock         Capital          Earnings        sive Income         Total
                                         -----          -----         -------          --------        -----------         -----
Balance - December 31, 1999          4,613,203       $ 23,066        $ 4,338          $ 25,718         $ (2,124)        $ 50,998

Comprehensive income:
  Net income                                 -              -              -             4,192                -            4,192
  Other comprehensive income (loss)          -              -              -                 -              635              635
---------------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income               -              -              -             4,192              635            4,827
---------------------------------------------------------------------------------------------------------------------------------

Common stock issued                      2,516             13             16                 -                -               29

Common stock repurchased               (41,000)          (205)          (351)                -                -             (556)

Cash dividends declared
  ($0.40 per share)                         -              -              -             (1,838)              -            (1,838)
                                    ----------      ---------       --------         ---------         --------        ---------

Balance - September 30, 2000         4,574,719       $ 22,874        $ 4,003          $ 28,072          $ (1,489)       $ 53,460
                                    ==========      =========       ========         =========         ==========       ========

The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)
                  For The Nine Months Ended September 30, 1999

                                                                                                       Accumulated
                                  Shares of                         Additional                           Other
                                    Common           Common          Paid-in          Retained         Comprehen-
                                    Stock            Stock           Capital          Earnings        sive Income         Total
                                    -----            -----           -------          --------        -----------         -----
Balance - December 31, 1998        4,565,326         $ 22,827          $ 4,096          $ 23,531            $ 725         $ 51,179

Comprehensive income:
  Net income                               -                -                -             2,797                -            2,797
  Other comprehensive income               -                -                -                 -           (2,211)          (2,211)
-----------------------------------------------------------------------------------------------------------------------------------
    Total comprehensive income             -                -                -             2,797           (2,211)             586
-----------------------------------------------------------------------------------------------------------------------------------

Common stock issued                    1,592                8               18                 -                -               26

Stock options exercised               48,804              244              257                 -                -              501

Common stock surrendered and
  repurchased                        (39,378)            (198)            (414)                -                -             (612)

Cash dividends declared
  ($0.36 per share)                       -                -                -             (1,563)              -            (1,563)
                                  ----------       ----------         --------         ---------         ---------       ---------

Balance - September 30, 1999       4,576,344         $ 22,881          $ 3,957          $ 24,765          $ (1,486)       $ 50,117
                                  ==========        =========         ========         =========         =========       ========

The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                                   Nine Months Ended
                                                                          --------------------------------------
                                                                           September 30,        September 30,
                                                                                2000                 1999
                                                                                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income from continuing operations                                       $ 4,411              $ 3,240
  Net loss from discontinued operations                                          (219)                (443)
  Adjustments to reconcile to net cash provided
    by operating activities:
      Provision for loan and other real estate losses                             427                  533
      Depreciation and amortization                                             1,111                1,126
      Amortization of bond (discounts) and premiums                                 8                   25
      (Gain) Loss on disposition of securities                                      1                  (13)
      (Gain) Loss on disposition of other real estate                             (23)                   -
      (Gain) Loss on disposition of fixed assets                                  (13)                (222)
      Changes in:
        Loans held for sale                                                       345                3,532
        Interest receivable                                                      (666)                (531)
        Other assets                                                             (529)                 147
        Interest payable                                                          210                   11
        Other liabilities                                                       1,271                  (63)
                                                                               ------               -------
        Net cash provided by operating activities                               6,334                7,342
                                                                               ------               -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposition of available-for-sale securities                    8,593               20,724
  Purchase of available-for-sale securities                                    (6,530)             (36,754)
  Redemption of held-to-maturity securities                                     1,054                2,386
  Purchase of held-to-maturity securities                                           -                 (617)
  Purchases of property and equipment                                            (928)                (532)
  Proceeds from disposition of property and equipment                             659                   29
  Net assets acquired in branch aquisition,
       (net of cash and cash equivalents)                                       9,066                    -
  Net increase in loans                                                       (20,552)             (23,318)
                                                                              --------             --------
        Net cash used in investing activities                                  (8,638)             (38,082)
                                                                               -------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest bearing deposits                     (1,726)               1,818
  Net (decrease) in interest bearing deposits                                  (2,490)             (16,499)
  Issuance of common stock                                                         29                  527
  Common stock repurchased and surrendered                                       (556)                (612)
  Cash dividends paid                                                          (1,838)              (1,563)
  Proceeds from short-term borrowings                                           8,139                6,411
  Proceeds from (repayments of) long-term borrowings                           (6,000)              11,000
                                                                               -------             -------
        Net cash provided by (used in) financing activities                    (4,442)               1,082
                                                                               -------             -------

Net decrease in cash and cash equivalents                                    $ (6,746)            $(29,658)

CASH AND CASH EQUIVALENTS
  Beginning                                                                    19,824               44,149
                                                                              -------            ---------

  Ending                                                                     $ 13,078             $ 14,491
                                                                            =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                                          $ 11,685              $ 7,981
                                                                            =========             ========

      Income taxes                                                            $ 1,834                $ 986
                                                                             ========             ========

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                                $ 450                $ 128
                                                                             ========             ========


The accompanying notes are an integral part of these financial statements.

                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. Basis of Presentation


     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 1999 Annual Report to Shareholders on Form 10-K, including the 1999 consolidated financial statements of James River Bankshares, Inc. ("James River" or the "Company").


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


  Comprehensive income consists of the following for the nine months ended September 30:


                                                2000          1999
                                          ----------   -----------
    Income from Continuing Operations     $4,411,000   $ 3,240,000
    Loss from Discontinued Operations       (219,000)   (  443,000)
     Other comprehensive income              635,000    (2,211,000)
                                          ----------   -----------
    Total comprehensive income (loss)     $4,827,000   $   586,000
                                          ==========   ===========

     The components of other comprehensive income and related tax effects for the nine months ended September 30 are shown in the following table.


                                                                             2000           1999
                                                                         --------    -----------
Unrealized gain/(loss) on available-for-sale securities                  $961,000    $(3,364,000)
Reclassification adjustment for gains (losses) realized in income        (  1,000)        13,000
                                                                         --------    -----------
Net unrealized gain/(loss)                                               $960,000     (3,351,000)
Tax effect                                                                325,000     (1,140,000)
                                                                         --------    -----------
Net of tax amount                                                        $635,000    $(2,211,000)
                                                                         ========    ===========

Note 4.  Discontinued Operations


  During the first quarter of 2000, the board of directors voted to suspend operations of Mortgage Company of James River, Inc. ("MCJR"). MCJR was established in the fourth quarter of 1998 and began operations in January 1999. At September 30, 2000, MCJR had total assets of $500 thousand and total liabilities of $39 thousand. The assets consisted primarily of cash. During the nine month periods ended September 30, 2000 and September 30, 1999, the Company recognized losses of $219 thousand and $443 thousand, net of taxes, respectively, from discontinued operations.

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

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

  Information contained in this Form 10-Q may contain forward looking statements with respect to James River Bankshares, Inc.'s ("James River" or the "Company") financial condition and results of operations, including the anticipated effect of changes in interest rates on net interest income. These forward looking statements may involve certain risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward looking statements. Risks and uncertainties that may affect the financial condition and results of operations of James River include, but are not limited to, general economic and business conditions, interest rate fluctuations, competition from banks and other financial service providers, new financial products and services, risks inherent in making loans including, repayment risks and changing collateral values, changing trends in customer profiles, technological changes, and changes in laws and regulations applicable to James River and its subsidiaries. Although James River believes that its expectations with respect to any forward looking statements are based upon reasonable assumptions within the limits of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from any future results that may be expressed or implied by forward looking statements.

FINANCIAL CONDITION
-------------------

Assets
------


     Total assets of James River at September 30, 2000 were $506 million compared to $487 million at December 31, 1999, an increase of $19 million. On August 11, 2000, James River Bank, a subsidiary of the Company, purchased approximately $6 million in loans and $16 million in deposits in a branch acquisition.

     Net loans increased to $354 million on September 30, 2000, or $25 million higher than the year-end 1999 total of $329 million. Business loans led the loan growth, increasing $31 million to $119 million at September 30, 2000. Credit lines increased $3 million in the first nine months of 2000 while installment loans decreased $443 thousand. Real estate loans decreased $7 million to $175 million at September 30, 2000, and loans held for sale decreased $345 thousand over the same period.

     Investment securities decreased $2 million, from $116 million at December 31, 1999 to $114 million at September 30, 2000. At September 30, 2000, the Company had no Federal funds sold compared with $2 million at year-end 1999. Interest bearing deposits were $1 million at September 30, 2000, unchanged from the December 31, 1999 total. Total earning assets increased to $469 million at September 30, 2000, $21 million or 5%, above the year-end 1999 total.

     At September 30, 2000, James River's total assets were $506 million, $16 million, or 3%, more than the comparable date in 1999. Net loans were $354 million at September 30, 2000, an increase of $23 million over September 30, 1999. Business loans increased 33% or $30 million, and installment loans increased 5%, or $2 million. Credit lines increased $2 million or 16% over the comparable period in 1999. Real estate loans decreased 6% or $10 million, and loans held for sale decreased $283 thousand for the same period. Investment securities were $114 million at September 30, 2000, a decrease of $8 million from September 30, 1999. Interest-bearing deposits increased $1 million and federal funds sold decreased $300 thousand, respectively at September 30, 2000 over September 30,1999.

     Average total assets for the nine months ended September 30, 2000 increased to $493 million from $490 million for the nine months ended September 30, 1999. Average investment securities decreased from $118 million for the nine months ended September 30, 1999 to $114 million for the same period in 2000. Average total loans increased $17 million to $342 million during the same period. Average interest bearing deposits decreased $1 million to $5 million while average Federal funds sold decreased to $691 thousand in the first nine months of 2000 compared with $9 million in the same period in 1999.

     Average total assets increased 2% to $505 million for the quarter ended September 30, 2000 from $492 million for the same period in 1999. Average investment securities decreased to $112 million for the quarter ended September 30, 2000 from $125 million for the quarter ended September 30, 1999. Average total loans increased 6% to $351 million during the same period. Average interest bearing deposits increased $9 million and Federal funds sold decreased $3 million in the third quarter of 2000 over the same period of 1999, respectively.


Liabilities
-----------


     Total liabilities at September 30, 2000 were $452 million compared to $436 million at December 31, 1999, a $16 million increase. Deposits at September 30, 2000 were $430 million compared to $418 million at December 31, 1999, an increase of 3% or $12 million. During the first nine months of 2000, non-interest bearing deposits increased $730 thousand to $64 million, while interest bearing deposits increased $11 million to $366 million. The increase in time deposits reverses a pattern of decreases and reflects the previously noted deposit purchase in the third quarter of 2000 as well as marketing efforts directed at increasing certificates of deposit. Short-term borrowings increased $8 million to $13 million at September 30, 2000 compared to December 31, 1999, while long term-borrowings decreased $6 million to $5 million in the same period.

     At September 30, 2000, total liabilities were $12 million greater than total liabilities at September 30, 1999. Deposits of $430 million at September 30, 2000 were $11 million greater than the $419 million at September 30, 1999. Non-interest bearing deposits increased $6 million while interest-bearing deposits increased $5 million for the same period. At September 30, 2000, short-term borrowings were $13 million, $6 million more than the $7 million at September 30, 1999. Long-term borrowings also decreased $6 million over the comparable period in 1999. The debt was incurred by the Company's subsidiary banks through the Federal Home Loan Bank.

     Average total liabilities for the nine months ended September 30, 2000 increased to $1 million compared to $439 million for the same period in 1999. Average interest bearing deposits decreased 5% to $354 million for the same period, while average non-interest bearing deposits increased 9% to $61 million. Average Federal funds purchased and other short-term borrowings increased to $12 million in the first nine months of 2000 compared with $926 thousand for the same period in 1999.

     Average total liabilities for the quarter ended September 30, 2000 were $452 million compared to $442 million for the quarter ended September 30, 1999, a increase of $10 million. Average interest bearing deposits decreased $12 million for the same period, while average non-interest bearing deposits increased $7 million. Average Federal funds purchased and other short-term borrowings increased $14 million in the same period.

Non-performing Assets
---------------------


     Non-performing assets of James River consist of non-accrual loans and property acquired through foreclosure or repossession. Non-performing assets totaled $2.6 million on September 30, 2000 compared to $2.2 million on December 31, 1999. On September 30, 2000, non-accrual loans totaled $822 thousand, of which $443 thousand was secured by real estate. Non-accrual loans totaled $447 thousand on December 31, 1999, of which $280 thousand was secured by real estate. Foreclosed real estate accounted for $1.8 million of non-performing assets at September 30, 2000, unchanged from December 31, 1999.

     Loans past due 90 days or more and still accruing were $1.1 million and $877 thousand on September 30, 2000 and December 31, 1999, respectively. Of these loans, loans secured by real estate totaled $325 thousand on September 30, 2000 and $775 thousand on December 31, 1999.

  The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $4.2 million and $2.8 million at September 30, 2000, and December 31, 1999, respectively. The portion of the allowance for loan losses allocated to the impaired loan balance was $618 thousand and $560 thousand at September 30, 2000, and December 31, 1999, respectively.

     The allowance for loan losses is maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above. James River's allowance for loan losses of $5.0 million was 1.40% of total loans on September 30, 2000 compared with $4.5 million, or 1.35% of total loans, on September 30, 1999. On December 31, 1999, the allowance for loan losses of $4.8 million was 1.44% of total loans.



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

     Continuing Operations - For the quarter ended September 30, 2000, James River's net income from continuing operations was $1.5 million compared with $1.2 million for the same period of 1999, a 23% increase. Diluted earnings per share from continuing operations in the third quarter increased 27% to $.33 in 2000 from $.26 in 1999. The annualized return on average assets and return on average equity for continuing operations were 1.18% and 11.24%, respectively, in the third quarter of 2000 compared to 0.99% and 9.65% in the comparable period in 1999. The increase in net income was attributable to increases in net interest income and non-interest income.

     For the nine months ended September 30, 2000, net income from continuing operations was $4.4 million compared to $3.2 million for the same period of 1999, a 36% increase. Diluted earnings per share from continuing operations increased 37% to $.96 in the first nine months of 2000 from $.70 in the same 1999 period. In the first nine months of 2000, the annualized return on average assets and return on average equity from continuing operations were 1.19% and 11.29%, respectively, compared to 0.88% and 8.46% in the comparable period in 1999. The increase in net income was attributable to increases in net interest income and non-interest income and a decrease in the provision for loan losses.

     Discontinued Operations - Losses from discontinued operations for the three months ended September 30, 2000 and 1999 were $27 thousand and $178 thousand, net of income taxes, respectively.

     Losses from discontinued operations for the nine months ended September 30, 2000 and 1999 were $219 thousand and $443 thousand, net of income taxes, respectively.

Net Interest Income
-------------------


     Net interest income during the quarter ended September 30, 2000 increased $384 thousand to $5.6 million, up 7% from the $5.0 million for the quarter ended September 30, 1999. Interest income on loans was $8 million, an increase of 12% from the $7.2 million for the quarter ended September 30, 1999. During the third quarter of 2000, income on investment securities decreased $144 thousand, or 8%, to $1.7 million, compared to the third quarter of 1999. Interest expense on deposits increased 4% in the third quarter from $3.8 million in 1999 to $3.9 million for the same period in 2000. The net interest margin increased in the third quarter of 2000 to 4.91% from 4.69% in same period in 1999.

     Net interest income during the nine months ended September 30, 2000 increased $1.6 million to $16.6 million, up 11% from $15.0 million in the same period in 1999. Interest and fee income on loans increased 9% to $23.0 million in the first nine months of 2000, an increase of $1.9 million over the comparable period in 1999. During the first nine months of 2000, income on investment securities was unchanged at $5.2 million compared to the first nine months of 1999. Interest expense on deposits decreased 6% from $11.7 million in the first nine months of 1999 to $11.0 million in 2000. For the nine months ended September 30, 2000, interest expense on Federal funds purchased and other short-term borrowings increased $516 thousand and interest expense on long-term borrowings increased $193 thousand over the comparable period in 1999, respectively. The net interest margin was 4.96% in the first nine months of 2000 compared to 4.51% in the same period in 1999.



Provision for Loan Losses
-------------------------



     The provision for loan losses during the quarter ended September 30, 2000 was $139 thousand, down $58 thousand, or 29%, from the respective period in 1999. The higher provision in the 1999 period was related to higher loan losses.

     The provision for loan losses during the first nine months of 2000 was $427 thousand, down $106 thousand or 20% from the respective period in 1999. The reduction in the loan loss provision in the first nine months of 2000 was attributable to loan loss recoveries in 2000 and higher loan losses in the 1999 period.

Non-Interest Income
-------------------


     For the three months ended September 30, 2000, non-interest income was $888 thousand, up $160 thousand, or 22%, compared to the respective period in 1999. This increase was attributable primarily to a $105 thousand increase in service charges on deposit accounts.

     For the nine months ended September 30, 2000, non-interest income was $2.5 million, up 22% compared to the same period of 1999. The increase was partially attributable to a 23% increase in service charges on deposit accounts. Service charges on deposit accounts included an increase in the volume of deposit accounts as well as income from charges for insufficient funds and overdrafts.



Non-Interest Expense
--------------------


     Non-interest expense during the third quarter of 2000 increased $278 thousand, or 7%, to $4.2 million compared with $4.0 million in the comparable 1999 quarter. This increase was attributable primarily to a 10% increase in salaries and employee benefits. The increase in salaries is a result of higher salaries along with an increased cost for employee benefits. In the 1999 quarter, the Company recorded $244 thousand in merger related expenses.

     Non-interest expense during the first nine months of 2000 increased $600 thousand, or 5%, to $12.6 million compared with the same period of 1999. The increase was attributable primarily to a $476 thousand increase in salaries and employees benefits.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity and Interest Sensitivity
----------------------------------


     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest- bearing deposits with banks, federal funds sold, investments, and loans maturing within one year. As a result of James River's management of liquid assets and the ability to generate liquidity through liability funding, management believes that James River maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

     At September 30, 2000, James River had $56.8 million in undisbursed loan commitments and expects to have sufficient funds available to meet both current and future loan commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $114 million in investment securities. Of this amount, only $13 million is classified as held-to-maturity and is not readily available for sale. Approximately $9 million of the investment securities portfolio will mature in less than one year, with an additional $48 million maturing between 1 and 5 years.

     James River has $5 million in long-term debt. Almost the entire deposit base is made up of core deposits, with only 10% of total deposits composed of certificates of deposit of $100,000 and over.


Capital Resources
-----------------


     Total shareholders' equity amounted to $53.4 million at September 30, 2000 compared to $51.0 million at December 31, 1999. Reference is made to the Consolidated Statements of Changes in Shareholders' Equity, included elsewhere in this 10-Q. In August of 1999, James River implemented a stock repurchase plan authorizing a buyback of up to 50,000 shares. In April of 2000, James River authorized a stock repurchase plan authorizing the purchase of up to an additional 250,000 shares. As of September 30, 2000, James River had repurchased 77,000 shares at a cost of $1.02 million. At September 30, 2000, James River's leverage ratio was 10.34%, with a tier 1 risk-based capital ratio of 14.78% and a total risk-based capital ratio of 16.04%. Each of these ratios is above the level required to be classified for regulatory purposes as "well capitalized".

RECENT ACCOUNTING CHANGES
-------------------------


          Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in September 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative information embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. James River does not expect this Statement to materially affect its financial condition or results of operations.

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          James River's primary market risk is exposure to interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of James River's interest-earning assets and interest-bearing liabilities. There were no material changes in James River's market risk management strategy during the nine months ended September 30, 2000. James River is monitoring its interest rate risk in view of increases in both short and long-term interest rates. Based on current assessments and the level of changes in interest rates, the effects are not expected to be material.


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



                                JAMES RIVER BANKSHARES, INC.



Date:  November 10, 2000        /s/ Donald W. Fulton, Jr.
       ------------------      ----------------------------------------
                                    Donald W. Fulton, Jr., Sr. Vice President
                                    and Chief Financial Officer