Form 10-K405
period 2000-12-31
JAMES RIVER BANKSHARES INC
filed 2001-03-30
CIK 935037

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ___________________________________

                                   FORM 10-K
                      ___________________________________

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
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

Yes      X          No  ------------
      -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2001: Common Stock - $56,060,204.

     The number of shares outstanding of the registrant's common stock as of March 1, 2001: 4,556,219.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 ("Annual Report") are incorporated by reference in Part I and Part II of this Form 10-K.

                               Table of Contents

                                                 Part I

Item
----
1. Business                                                                                          1

     I.   Operations of James River's Banking Subsidiaries                                           2
          A.   Loan Portfolio                                                                        3
          B.   Asset Quality                                                                         5
          C.   Non Performing Assets                                                                 7
          D.   Investments                                                                           8
          E.   Deposits                                                                              10
          F.   Short Term Borrowings                                                                 11
          G.   Long Term Borrowings                                                                  11
          H.   Average Balances, Interest Income and Average Yields and Rates                        12
          I.   Rate and Volume Analysis                                                              13
          J.   Interest Sensitivity Analysis                                                         15
          K.   Return on Equity and Assets                                                           15
     II.  Market Area and Competition                                                                16
     III. Supervision and Regulation of James River's Banking Subsidiaries                           16
          A.   Analysis of Capital                                                                   17
          B.   Liquidity                                                                             18
          C.   Employees                                                                             18
2.   Properties                                                                                      18
3.   Legal Proceedings                                                                               19
4.   Submission of Matters to a Vote of Security Holders                                             19


                                             Part II

5.   Market for Registrant's Common Equity and Related Shareholder Matters                           20
6.   Selected Consolidated Financial Data                                                            20
7.   Management's Discussion and Analysis of Financial Condition                                     20
7a.  Quantitative and Qualitative Disclosures About Market Risk                                      20
8.   Financial Statements and Supplementary Data                                                     20
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            20


                                             Part III

10.  Directors and Executive Officers of the Registrant                                              21
11.  Executive Compensation                                                                          22
12.  Security Ownership of Certain Beneficial Owners and Management                                  22
13.  Certain Relationships and Related Transactions                                                  28

                                             Part IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                29

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

                                    PART I

Item 1. Business

General

     James River Bankshares, Inc. ("James River" or the "Company") is a Virginia corporation that commenced operations June 1, 1995. In June 2000, the Company filed an election with the Federal Reserve Bank of Richmond under new rules set forth in the Federal Reserve System's Regulation Y to become a financial holding company. As a financial holding company, James River may engage in activities that are financial in nature or incidental to a financial activity. The election to become a financial holding company was effective on July 13, 2000.

     On March 3, 2001, the Company and First Virginia Banks, Inc. ("First Virginia") based in Fairfax County, Virginia entered into an agreement whereby First Virginia will acquire the Company. Under the terms of the agreement, the Company's shareholders will receive .51 shares of First Virginia's common stock for each share of the Company's common stock. Alternatively, shareholders may elect to receive $24.00 in cash for each Company share. A maximum of 40% of the Company's shares may be exchanged for cash. The transaction, which is expected to close in the third quarter of 2001, is subject to approval by the Company's shareholders and regulatory authorities.

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

     In the fourth quarter of 1998, Mortgage Company of James River, Inc. ("MCJR") was formed as a subsidiary of JRB. In February 2000, the Company's board of directors approved the suspension of operations of MCJR. The decision to suspend operations was made in view of operating losses sustained in 1999 and expected losses in 2000. The closing resulted in an expected charge of approximately $105 thousand after taxes to first quarter earnings in 2000.

     In August 1999, James River completed its acquisition of State Bank of Remington, Inc., a Virginia state chartered bank in Remington, Virginia
("SBR"). Shareholders of SBR received 2.9 shares of James River common stock for each outstanding share of SBR common stock. SBR had approximately 291,000 shares of common stock outstanding, which converted into 843,815 whole shares of James River's common stock. Also in 1999, James River purchased Colonial Loans, Inc., a consumer finance company located in Fredericksburg, Virginia.

     In February 2000, BOS closed a small branch office near downtown Suffolk. In August 2000, BOS and JRBC merged. The resulting company retained the name James River Bank/Colonial and selected Suffolk, Virginia for its headquarters. Also in August 2000, JRB acquired a branch office in Emporia, Virginia. In the transaction, the bank purchased approximately $6 million in loans and assumed approximately $16 million in deposits.

     James River now has four operating bank subsidiaries with a total of 27 banking offices that conduct operations along the James River basin from Hopewell, Virginia to Suffolk, Virginia and in the Piedmont area of Virginia in southern Fauquier County.


Operations of James River's Banking Subsidiaries

   General. All of the banking subsidiaries provide a wide range of financial services primarily to individuals and to small and medium-sized businesses. These services include individual and commercial demand and time deposits, commercial and consumer loans, travelers' checks, safe deposit facilities, U.S. Government Savings Bonds, collection items, and official checks. JRBC is authorized to provide trust services but does not currently do so.

     JRBC was formed in 1967 and has six branches in Suffolk, Virginia, one office each in Chesapeake, Smithfield, Newport News, and York County. FCB was formed in 1972 and commenced operations in 1975. Based in Hopewell, Virginia, FCB has seven branches located in Hopewell, Petersburg, Colonial Heights, and the counties of Dinwiddie and Chesterfield. JRB was chartered in 1933. Its main office is in Waverly, Virginia. It operates a total of six branches in
Sussex and Southhampton Counties and the cities of Franklin and Emporia.   SBR
was formed in 1913 and has three branches located in Remington, Bealeton and Catlett, Virginia.

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

Loan Portfolio
The following table sets forth the composition of the loan portfolio of James River's banking subsidiaries on a restated consolidated basis (by percentage) for the five years ended December 31, 2000.

                         Loan Portfolio by Percentage

                                                                    December 31,
                                      ---------------------------------------------------------------------
                                             2000          1999          1998          1997          1996
                                           --------      --------      --------      --------      --------
                                                              (dollars in thousands)
           Commercial                          17.0%         14.3%         12.4%         13.3%         10.2%
           Real estate-commercial              22.2%         19.5%         18.2%         19.0%          9.1%
           Real estate-construction
            and land development                3.7%          5.9%          8.4%          7.2%          5.9%
           Real estate-mortgage                45.7%         48.6%         50.0%         49.0%         62.1%
           Agricultural                         0.9%          1.1%          0.9%          1.8%          0.8%
           Installment                         10.5%         10.6%         10.1%          9.7%         11.9%
                                      ---------------------------------------------------------------------
             Total Loans                      100.0%        100.0%        100.0%        100.0%        100.0%

           Total Loans                     $365,039      $333,149      $312,571      $296,648      $277,014
                                      ---------------------------------------------------------------------

     James River's service area provides lending opportunities to small businesses, farmers, and a wide range of consumers. Most of the small businesses are either retail or agribusiness companies. The loan portfolio set forth above for James River's banking subsidiaries is 71.6% collateralized by first and second deeds of trust on residential and commercial real estate. This heavy collateralization by real estate requires an ascertainment of property values in the service areas and lending on the appropriate loan-to-value ratios.

     Commercial. Commercial loans represented 39.2% of James River's total loan portfolio on December 31, 2000. Commercial loans are used to purchase commercial real estate, to purchase capital equipment, to support letters of credit and to fund inventory purchases. To support all of the commercial business credits, borrowers' financials are kept current and are analyzed to determine repayment through cash flows and annual earnings. Because most of these businesses are small, principal owners generally are asked to personally guarantee the credit.

     Agricultural. At December 31, 2000, agricultural loans totaled $3.2 million or .9% of the loan portfolio. These were all farm operating loans including loans secured by farm equipment. Loans secured by farm equipment have annual payments and are part of the loan portfolio with maturities of up to five years.

     Real Estate Construction and Land Development. Real estate construction and land development loans amounted to $13.5 million or 3.7% of the loan portfolio at December 31, 2000. Most of these loans were made to either homeowners who were having their own home built or to contractors who were building a residence under contract. In addition, the Company provides financing to contractors for residential real estate construction that is not pre-sold.

     Real Estate Mortgage. Real estate mortgage loans amounted to $166.9 million or 45.7% of the loan portfolio at December 31, 2000. Of the real estate mortgages, 86.7% were residential mortgages on one to four family units. These loans were either open ended adjustable rate mortgages ("ARMS"), amortized monthly, predominately on a 20 year amortized basis, or closed end balloon loans, monthly amortized and based on 15 or 20 year amortization. Both the ARMS and the balloons have one, three or five year adjustable rates. $22.0 million were real estate loans to individuals used for farm purchases and multifamily residential properties.

     Installment. On December 31, 2000, $38.7 million or 10.5% of total loans were consumer and installment loans. Installment loans include home improvement loans, automobile loans and personal unsecured loans.

     As described above, the portfolio of James River's banking subsidiaries is comprised of commercial loans, agricultural loans, real estate loans, and installment loans. Net loans consist of total loans minus the allowance for loan losses, unearned discounts, and deferred loan fees. Net loans were $360.0 million at December 31, 2000, 9.5% more than net loans of $328.9 million at December 31, 1999. The average balance of total loans as a percentage of average earning assets was 74.5%, 71.5%, 70.2%, 70.2% and 66.5% for 2000, 1999,
1998, 1997 and 1996, respectively. James River's banking subsidiaries had no loans outstanding to foreign countries or for highly leveraged transactions as of December 31, 2000, 1999, 1998, 1997, or 1996.

     In the normal course of business, James River's banking subsidiaries make various commitments and incur certain contingent liabilities which are disclosed but not reflected in its financial statements. These commitments and contingent liabilities include commitments to extend credit and standby letters of credit. At December 31, 2000, commitments for standby letters of credit totaled $1.6 million and commitments to extend credit totaled $47.9 million. At December 31, 1999, commitments for standby letters of credit totaled $2.0 million and commitments to extend credit totaled $59.1 million.

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

                                Loan Portfolio

                                                                   December 31,
                                      -----------------------------------------------------------------
                                           2000            1999           1998        1997       1996
                                         --------        --------       --------    --------   --------
                                                          (dollars in thousands)
Commercial                               $ 61,907        $ 47,736       $ 38,669    $ 39,511   $ 28,348
Real estate-commercial                     80,907          64,816         56,786      56,379     25,206
Real estate-construction
  and land development                     13,447          19,675         26,417      21,290     16,192
Real estate-mortgage                      166,856         162,044        156,372     145,278    172,090
Agricultural                                3,222           3,605          2,848       5,236      2,256
Installment                                38,700          35,273         31,479      28,954     32,922
                                      -----------------------------------------------------------------
  Total Loans                             365,039         333,149        312,571     296,648    277,014
Less:
  Allowance for loan
    Losses                                  5,200           4,788          4,273       3,928      3,769
  Unearned discount                             -              11             18          30         73
  Deferred loan fees (costs)                 (175)           (161)          (129)         50        169
                                      -----------------------------------------------------------------
    Net loans receivable                  360,014         328,511        308,409     292,640    273,003
Loans held for sale                             -             345          3,599         789      1,192
    Net loans                            $360,014        $328,856       $312,008    $293,429   $274,195
                                         ========        ========       ========    ========   ========

   Set forth below is information regarding the maturity of loans for James River's banking subsidiaries at December 31, 2000:

                          Maturity Schedule of Loans

                                                                                  December 31, 2000
                                                   ----------------------------------------------------------------------------
                                                                            Over One
                                                         One Year            through           Over Five          Total
                                                          Or Less          Five Years            Years            Loans
                                                          ------           ----------            -----            -----
                                                                               (Dollars in thousands)
Commercial                                               $27,726            $ 22,332            $ 12,849         $ 61,907
Real estate-commercial                                     9,690              24,788              46,429           80,907
Real estate-construction
  and land development                                     8,247               3,494               1,706           13,447
Real estate-mortgage                                      23,050              36,053             107,753          166,856
Agricultural                                               1,761               1,138                 323            3,222
Installment                                                6,963              30,175               1,562           38,700
                                                         -------            --------            --------         --------
  Total                                                  $76,437            $117,980            $170,622         $365,039
                                                         =======            ========            ========         ========

Loans maturing after one year with
  predetermined rates                                                                                             166,080
Loans maturing after one year with
  variable rates                                                                                                  122,522
                                                                                                                 --------
  Total                                                                                                          $288,602
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

                           Allowance for Loan Losses

                                                                          December 31,
                              ---------------------------------------------------------------------------------------------------
                                         2000                1999                1998                1997                1996
                                         ----                ----                ----                ----                ----
                                                                 (dollars in thousands)
Balance, beginning of
  Period                                 $  4,788           $   4,273           $   3,928            $  3,770            $  3,551
                              ---------------------------------------------------------------------------------------------------

Less charge offs:
  Commercial                                    6                  52                  87                 114                  60
  Installment                                 405                 246                 234                 261                 215
  Real Estate                                  30                 134                  21                  70                 173
                              ---------------------------------------------------------------------------------------------------
     Total Charge offs                        441                 432                 342                 445                 448
                              ---------------------------------------------------------------------------------------------------

Plus recoveries:
 Commercial                                     -                   1                  27                  86                  23
  Installment                                 155                  82                  70                  45                  52
  Real estate                                  25                  16                  53                   3                  71
     Total recoveries                         180                  99                 150                 134                 146
                              ---------------------------------------------------------------------------------------------------
Net charge offs                               261                 333                 192                 311                 302
                              ---------------------------------------------------------------------------------------------------
Provision for loan losses                     673                 670                 537                 469                 521
                              ---------------------------------------------------------------------------------------------------

Adjustment for allowance
  from acquisition                              -                 178                   -                   -                   -
                              ---------------------------------------------------------------------------------------------------

                               --------------------------------------------------------------------------------------------------
Balance end of period                    $  5,200           $   4,788           $   4,273            $  3,928            $  3,770
                              ---------------------------------------------------------------------------------------------------

Allowance for loan losses
to period end total loans                    1.42%               1.44%               1.35%               1.32%               1.36%

Allowance for loan losses
to nonaccrual loans                        412.70%           1,071.14%           1,095.64%             437.90%             835.92%

Average total loans                      $347,282           $ 328,259           $ 307,703            $292,406            $262,510

Net charge offs
to average loans                             0.07%               0.10%               0.06%               0.11%               0.12%

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

              Allocation of Allowance for Loan Losses in Dollars

                                                                  December 31,
                                      -----------------------------------------------------------------
                                               2000       1999       1998       1997         1996
                                               ----       ----       ----       ----         ----
                                                             (dollars in thousands)
Commercial                                    $ 1,306    $ 1,837   $   762    $ 1,040     $   862
Real estate-commercial                          1,453        801     1,509      1,191       1,197
Real estate-construction
  and land development                            216        252       165        105         104
Real estate-mortgage                              678        635       704        873         927
Agricultural                                      310        233       234        188          33
Installment                                     1,237      1,030       899        531         647
                                      -----------------------------------------------------------------
Total allowance for
  loan losses                                 $ 5,200    $ 4,788   $ 4,273    $ 3,928     $ 3,770
                                      -----------------------------------------------------------------


   The following table details information concerning nonaccrual, restructured and past due loans, as well as foreclosed assets for James River's banking subsidiaries, for the dates indicated.

                             Non-performing Assets

                                                                           December 31,
                                      -------------------------------------------------------------------------------------------
                                            2000                 1999                1998                1997               1996
                                            ----                 ----                ----                ----               ----
                                                                            (dollars in thousands)
Nonaccrual loans                         $  1,261           $     447            $    390             $   897            $    451
Foreclosed assets                           1,208               1,772               1,640               2,449               2,425
                                      -------------------------------------------------------------------------------------------
  Total non-performing
    Assets                               $  2,469           $   2,219            $  2,030             $ 3,346            $  2,876
                                      -------------------------------------------------------------------------------------------
Loans past due 90 or
  more days accruing
  Interest                               $    364           $     877            $    521             $   591                 975
Non-performing loans
  to total loans, at
  period end                                 0.35%               0.13%               0.12%               0.30%               0.16%
Non-performing loans
  to period end loans
  and foreclosed assets                      0.34%               0.13%               0.12%               0.30%               0.16%

     As of December 31, 2000, loans 30 days or more delinquent for James River's banking subsidiaries totaled $3.8 million, which included those non-performing loans above that have possible credit problems and cause management to have concerns about the borrowers' continuing ability to comply with existing repayment terms. Of these potential problem loans, $2.1 million are secured by security interests in real estate.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Increases and decreases in the allowance due to changes in the measurement of impaired loans, if applicable, are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

     The recorded investments in impaired loans requiring an allowance for loan losses as determined in accordance with SFAS No. 114 were $4,984,000, $2,752,000 and $1,408,000 at December 31, 2000, 1999
and 1998, respectively. The impaired loans at December 31, 2000, consisted of $1,604,000 of commercial, $1,476,000 commercial real estate, $1,788,000 real estate mortgage, $113,000 agricultural, and $3,000 personal loans. The impaired loans at December 31, 1999, consisted of $428,000 of commercial, $820,000 real estate-commercial, $1,236,000 real estate mortgage, $120,000 agricultural loans, and $3,000 personal loans. The impaired loans at December 31, 1998, consisted of $35,000 of commercial, $78,000 real estate-commercial, $1,151,000 real estate mortgage, $120,000 agricultural loans, and $24,000 personal loans.. All of the impaired loans at December 31, 2000, 1999 and 1998, were measured using the fair value of collateral method. The portion of the allowance for loan losses allocated to the impaired loan balance was $849,000, $560,000 and $162,000 at December 31, 2000, 1999 and 1998, respectively.

Investments

     The carrying value of the investment portfolio of James River and its subsidiaries was $112.7 million at December 31, 2000, compared to $115.7 million at December 31, 1999. The average balance of the investment portfolio decreased $4.3 million or 3.7% in 2000 compared to 1999. The average balance of the portfolio increased 9.5%, or $10.2 million, in 1999.

     At December 31, 2000, 1999, and 1998, there was no obligation of any issuer in the investment portfolio, exclusive of obligations of the U.S. Government or U.S. agencies and corporations, which in the aggregate exceeded 10% of shareholders' equity.

     The market value of James River and its subsidiaries Held-to-Maturity securities was 100.6% and 98.7% of carrying value at years ended December 31, 2000 and 1999, respectively.

     The following table summarizes the carrying values of securities for James River and its subsidiaries for the dates indicated.

                             Securities Portfolio

                                                                      December 31,
                                                 --------------------------------------------------
                                                      2000             1999                1998
                                                      ----             ----                ----
                                                                (dollars in thousands)
U. S. Treasury and other government agencies         $ 69,136         $ 73,965          $ 72,942
State and political subdivisions                       33,392           33,919            30,122
Other securities                                       10,190            7,863             7,723
                                                 --------------------------------------------------
    Total Securities                                 $112,718         $115,747          $110,787
                                                 --------------------------------------------------

   The following table sets forth the maturity distribution and weighted average yields of the investment portfolio of James River and it subsidiaries at December 31, 2000. The weighted average yields are calculated on the basis of book value of the investments portfolio and on the interest income of investments adjusted for amortization of premium and accretion of discount. Yields on tax-exempt investments have been computed on a tax equivalent basis assuming a federal tax rate of 34%.

                           Maturities of Investments

                                                                                       December 31, 2000
                                                                    ----------------------------------------------------------

                                                                             Book              Market        Weighted average
                                                                            Value               Value             yield
                                                                            -----               -----             -----
                                                                                          (Dollars in thousands)
U.S. Treasury securities
  One year or less                                                         $    901            $    906            6.94%
  After one year to five years                                                  999               1,015            6.71%
  After five years to ten years                                                   -                   -
  After ten years                                                                 -                   -
                                                                           --------            --------
    Total                                                                     1,900               1,921            6.82%
                                                                           --------            --------
Federal agency securities
  One year or less                                                            7,254               7,240            6.09%
  After one year to five years                                               34,246              34,206            6.16%
  After five years to ten years                                              25,181              24,833            6.41%
  After ten years                                                             1,017               1,016            7.29%
                                                                           --------            --------
    Total                                                                    67,698              67,295            6.25%
                                                                           --------            --------
State and political subdivisions securities
  One year or less                                                            3,143               3,157            7.36%
  After one year to five years                                               16,045              16,163            6.89%
  After five years to ten years                                              13,816              13,860            6.65%
  After ten years                                                               203                 213            8.07%
                                                                           --------            --------
    Total                                                                    33,207              33,393            6.84%
                                                                           --------            --------
Federal Reserve Bank Stock and other equity stock
  One year or less                                                                -                   -
  After one year to five years                                                4,117               3,913
  After five years to ten years                                                 250                 200
  After ten years                                                             3,890               7,355
                                                                           --------            --------
    Total                                                                     8,257               7,914
                                                                           --------            --------
Other debt securities
  One year or less                                                              250                 250            6.65%
  After one year to five years                                                1,975               2,026            7.45%
  After five years to ten years                                                   -                   -
  After ten years                                                                 -                   -
                                                                           --------            --------
    Total                                                                     2,225               2,276            7.80%
                                                                           --------            --------
  Total securities                                                          113,287             112,799            6.42%
                                                                           --------            --------
  Unrealized gain on securities available-for-sale                             (569)                  -
                                                                           --------            --------
  Total securities at period end                                           $112,718            $112,799
                                                                           --------            --------

Deposits

   James River's banking subsidiaries primarily use deposits to fund their loan and investment portfolios. Average balances in total deposits decreased from $426.8 million in 1999 to $419.5 million in 2000, a decline of $7.3 million or 1.7%. For the comparable period ending December 31, 1999, average total deposits increased $11.0 million or 2.6%.

   The following table details the average amount of, and the average rate paid on, the following primary deposit categories for James River's banking subsidiaries for the periods indicated.

                   Average Deposits and Average Rates Paid

                                                                 Years ended December 31,
                                   ------------------------------------------------------------------------------------
                                               2000                         1999                        1998
                                   ----------------------------   --------------------------   ------------------------
                                      Average           Average      Average      Average      Average     Average
                                      Balance            Rate        Balance       Rate        Balance       Rate
                                      -------            ----        -------       ----        -------       ----
                                                                   (Dollars in thousands)
Interest-bearing deposits:
  Checking                            $ 72,994           2.43%      $ 56,101        2.25%     $ 64,403         2.86%
  Money market savings                  20,901           3.02%        37,878        2.84%       23,787         3.54%
  Regular savings                       52,031           2.54%        57,092        2.73%       55,672         3.21%
  Certificates of deposit:
    $100,000 and over                   34,114           5.67%        36,854        5.34%       37,294         5.74%
    Under $100,000                     176,741           5.35%       182,040        5.17%      183,627         5.46%
                                      --------                      --------                  --------
Total interest-bearing deposits        356,781           4.24%       369,965        4.13%      364,783         4.56%
Non-interest bearing                    62,701                        56,838                    51,046
                                      --------                      --------                  --------
Total deposits                        $419,482           3.61%      $426,803        3.58%     $415,829         4.00%
                                      ========                      ========                  ========

     The following is a summary of the maturity distribution of certificates of deposit in amounts of $100,000 or more for James River's banking subsidiaries as of December 31, 2000:

                     Maturities of CDs of $100,000 or More
                             at December 31, 2000

                                            Amount                     Percent
                                            ------                     -------
                                                   (Dollars in thousands)
Three months or less                        $ 7,758                      16.8%
Over three months to twelve months           22,265                      48.2%
Over twelve months                           16,146                      35.0%
                                            -------                     -----
  Total                                     $46,169                     100.0%
                                            =======                     =====

     Certificates of deposit in amounts of $100,000 or more at December 31, 2000 and 1999 were $46.2 million and $34.9 million, respectively. The balance at December 31, 2000, represented 20.5% of total certificates of deposit. The December 31, 1999 amount represents 16.8% of the total certificates of deposit balance of $208.4 million at that date.

     James River's banking subsidiaries do not accept brokered deposits, and all large certificates of deposit are community based.

Short-Term Borrowings

     James River's banking subsidiaries occasionally find it necessary to purchase federal funds on a short-term basis due to fluctuations in loan and deposit levels. James River's banking subsidiaries have several arrangements pursuant to which they may purchase or borrow funds, including lines of credit with the Federal Home Loan Bank. Borrowings of James River's banking subsidiaries include the purchase and sale of federal funds, and securities sold under repurchase agreements. Set forth below are short term borrowings for James River's banking subsidiaries at the periods indicated.

                             Short-Term Borrowings

                                                                                   Years ended December 31,
                                                              ---------------------------------------------------------------
                                                                         2000                1999                   1998
                                                                         ----                ----                   ----
                                                                                     (dollars in thousands)
Average daily amount of short-term borrowings
  Outstanding during the period                                        $  12,299           $  4,228                $    953
Average interest rate on average
  daily short-term borrowings                                               6.53%              4.22%                   5.60%
Maximum outstanding short-term borrowings
  outstanding at any month end                                            24,630              8,483                   1,801
Short-term borrowings outstanding at period end                        $  12,246           $  4,561                $    742

Long-Term Borrowings

     At December 31, 2000, the Company had borrowings with maturities greater than one year from the Federal Home Loan Bank system totaling $8 million at interest rates ranging from 5.21% to 5.48%. The borrowings mature between April 21, 2009 and November 10, 2010. The borrowings are subject to early conversion options by the FHLB and early termination options by the Company beginning in 2001 for $3 million of the borrowings and in 2004 for the remaining $5 million. The FHLB has a blanket lien on real estate loans as collateral on these borrowings. Interest only is payable on a quarterly basis until maturity.

The following table illustrates average balances of interest-earning assets and interest-bearing liabilities for James River and its subsidiaries for the periods indicated, showing the average distribution of assets, liabilities, shareholders' equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purposes of these tables and other statistical disclosures were calculated by using the daily average balances.

                      Average Balances, Interest Income and Expenses, and Average Yields and Rates

                                                                                Years Ended December 31,
                                                      -----------------------------------------------------------------------
                                                                       2000                                1999
                                                      -----------------------------------------------------------------------
                                                                     Interest                            Interest
                                                        Average      Income/    Average       Average    Income/    Average
                                                        Balance      Expense   Yield/rate     Balance    Expense   Yield/rate
                                                      ------------   --------  ----------     --------   --------  ----------
Assets:                                                                                          (dollars in thousands)
Interest bearing assets:
  Securities:
    U.S. Treasury                                         $  2,872    $   192        6.69%    $  7,469    $   481        6.44%
    Federal agency                                          68,044      4,368        6.42%      69,856      4,374        6.26%
    State and political                                     34,059      2,457        7.21%      32,998      2,347        7.11%
     subdivisions
    Federal reserve stock                                      532         32        6.02%       2,803        189        6.74%
    Other securities                                         8,155        514        6.30%       4,848        248        5.12%
                                                          --------    -------                 --------    -------
        Total Securities                                   113,662      7,563        6.65%     117,974      7,639        6.48%
                                                          --------    -------                 --------    -------
  Loans:
    Commercial                                             107,144      9,493        8.86%      85,998      7,270        8.45%
    Real estate-construction                                20,533      2,283       11.12%      18,790      1,704        9.07%
    Real estate-mortgage                                   170,099     13,939        8.19%     175,774     14,554        8.28%
    Installment                                             49,506      5,746       11.61%      47,697      5,105       10.70%
                                                          --------    -------                 --------    -------
        Total Loans                                        347,282     31,461        9.06%     328,259     28,633        8.72%
                                                          --------    -------                 --------    -------
  Interest bearing deposits in
    other banks                                              4,654        345        7.41%       5,108        282        5.52%
  Federal funds sold                                           517         30        5.80%       7,914        369        4.66%
                                                          --------    -------                 --------    -------
      Total money market                                     5,171        375        7.25%      13,022        651        5.00%
       investments                                        --------    -------                 --------    -------
        Total interest-earning assets/
          total interest                                   466,115     39,399        8.45%     459,255     36,923        8.04%
           income                                         --------    -------                 --------    -------
Non-interest earning assets:
  Cash and due from banks                                   12,203                              14,026
  Other assets                                              13,214                              10,998
  Less:  Allowance for loan                                 (4,951)                             (4,532)
   losses
  Fixed assets                                              10,671                              11,422
                                                          --------                            --------
      Total non-interest                                    31,137                              31,914
       earning assets                                     --------                            --------
        Total Assets                                      $497,252                            $491,169
                                                          ========                            ========
Liabilities and shareholders' equity:
Interest bearing liabilities:
  Interest bearing deposits:
    Checking                                              $ 72,994    $ 1,773        2.43%    $ 56,101    $ 1,261        2.25%
    Money market savings                                    20,901        631        3.02%      37,878      1,074        2.84%
    Regular savings                                         52,031      1,323        2.54%      57,092      1,560        2.73%
    Certificates of deposit:
      $100,000 and over                                     34,114      1,934        5.67%      36,854      1,968        5.34%
      Under $100,000                                       176,741      9,468        5.35%     182,040      9,420        5.17%
                                                          --------    -------                 --------    -------
        Total interest                                     356,781     15,129        4.24%     369,965     15,283        4.13%
         bearing deposits
  Federal funds purchased &                                 20,258      1,229        6.07%       9,258        466        5.03%
   other                                                  --------    -------                 --------    -------
    Total interest bearing liabilities/
        Total interest expense                             377,039     16,358        4.34%     379,223     15,749        4.15%
                                                          --------    -------                 --------    -------
Non-interest bearing liabilities:
  Demand deposits                                           62,701                              56,838
  Other liabilities                                          4,882                               3,993
                                                          --------                            --------
      Total non-interest                                    67,583                              60,831
       liabilities                                        --------                            --------
        Total liabilities                                  444,622                             440,054
Shareholders' equity                                        52,630                              51,115
                                                          --------                            --------
        Total Liabilities and Shareholders'
          Equity                                          $497,252                            $491,169
                                                          ========                            ========
Interest spread                                                                      4.11%                               3.89%
Net interest income/net interest margin                               $23,041        4.94%                $21,174        4.61%
                                                                      =======                             =======
                       Average Balances, Interest Income and Expenses, and Average Yields and Rates

                                                            Years Ended December 31,
                                                       --------------------------------
                                                                     1998
                                                       --------------------------------
                                                                   Interest
                                                        Average    Income/    Average
                                                        Balance    Expense   Yield/rate
                                                       ---------   --------  ----------
Assets:
Interest bearing assets:
  Securities:
    U.S. Treasury                                       $ 14,608    $   907        6.21%
    Federal agency                                        56,323      3,563        6.33%
    State and political                                   28,927      2,104        7.27%
     subdivisions
    Federal reserve stock                                  2,211        150        6.78%
    Other securities                                       5,702        347        6.09%
                                                        --------    -------
        Total Securities                                 107,771      7,071        6.56%
                                                        --------    -------
  Loans:
    Commercial                                            74,869      6,615        8.84%
    Real estate-construction                              21,203      1,796        8.47%
    Real estate-mortgage                                 171,223     14,896        8.70%
    Installment                                           40,407      4,378       10.83%
                                                        --------    -------
        Total Loans                                      307,702     27,685        9.00%
                                                        --------    -------
  Interest bearing deposits in
    other banks                                            9,669        553        5.72%
  Federal funds sold                                      13,054        720        5.52%
                                                        --------    -------
      Total money market                                  22,723      1,273        5.60%
       investments                                      --------    -------
        Total interest-earning assets/
          total interest                                 438,196     36,029        8.22%
           income                                       --------    -------
Non-interest earning assets:
  Cash and due from banks                                 15,334
  Other assets                                            11,436
  Less:  Allowance for loan                               (4,088)
   losses
  Fixed assets                                            10,481
                                                        --------
      Total non-interest                                  33,163
       earning assets                                   --------
        Total Assets                                    $471,359
                                                        ========
Liabilities and shareholders' equity:
Interest bearing liabilities:
  Interest bearing deposits:
    Checking                                            $ 64,403    $ 1,841        2.86%
    Money market savings                                  23,787        842        3.54%
    Regular savings                                       55,672      1,788        3.21%
    Certificates of deposit:
      $100,000 and over                                   37,294      2,141        5.74%
      Under $100,000                                     183,627     10,022        5.46%
                                                        --------    -------
        Total interest                                   364,783     16,634        4.56%
         bearing deposits
  Federal funds purchased &                                  952         54        5.67%
   other                                                --------    -------
    Total interest bearing liabilities/
        Total interest expense                           365,735     16,688        4.56%
                                                        --------    -------
Non-interest bearing liabilities:
  Demand deposits                                         51,046
  Other liabilities                                        4,688
                                                        --------
      Total non-interest                                  55,734
       liabilities                                      --------
        Total liabilities                                421,469
Shareholders' equity                                      49,890
                                                        --------
        Total Liabilities and Shareholders'
          Equity                                        $471,359
                                                        ========
Interest spread                                                                    3.66%
Net interest income/net interest margin                             $19,341        4.41%
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

                                           Rate and Volume Analysis

                                                               Years ended December 31,
                                     -------------------------------------------------------------------------
                                             2000 compared to 1999                 1999 compared to 1998
                                     -------------------------------------------------------------------------
                                                    Change Due To:                       Change Due To:
                                                   ---------------                      ---------------
                                          Increase                             Increase
                                         (Decrease)      Rate    Volume       (Decrease)       Rate     Volume
                                       ---------------  -------  -------    ---------------  --------  --------
                                                               (dollars in thousands)
Interest income:
  Securities:
    U.S. Treasury                              $ (289)  $   19   $ (308)           $  (426)  $    35    $ (461)
    Federal agency                                 (6)     211     (217)               811       (36)      847
    State and political
      subdivisions                                110       34       76                243       (45)      288
    Federal Reserve stock                       (15 7)     (18)    (139)                39        (1)       40
    Other equity securities                       266       68      198                (99)      (51)      (48)
                                               ------   ------   ------            -------   -------    ------
      Total Securities                            (76)     314     (390)               568       (98)      666
                                               ------   ------   ------            -------   -------    ------

Loans:
  Commercial                                    2,223      364    1,859                655      (268)      923
  Real estate-construction                        579      411      168                (92)      150      (242)
  Real estate-mortgage                           (615)    (149)    (466)              (342)     (761)      419
  Installment                                     641      442      199                727       (53)      780
                                               ------   ------   ------            -------   -------    ------
    Total Loans                                 2,828     1068    1,760                948      (932)    1,880
                                               ------   ------   ------            -------   -------    ------
Interest bearing deposits
  in other banks                                   63       85      (22)              (271)      (19)     (252)
Federal funds sold                               (339)     120     (459)              (351)      (99)     (252)
                                               ------   ------   ------            -------   -------    ------
  Total money market
    investments                                  (276)     205     (481)              (622)     (118)     (504)
                                               ------   ------   ------            -------   -------    ------

  Total interest income                         2,476    1,587      889                894    (1,149)    2,043
                                               ------   ------   ------            -------   -------    ------

Interest expense:
  Interest bearing deposits:
    Checking                                      512      108      404               (580)     (362)     (218)
    Money market savings                         (443)      75     (518)               232      (117)      349
    Regular savings                              (237)    (104)    (133)              (228)     (275)       47
    Certificates of deposit:
      $100,000 and over                           (34)     165     (199)              (173)     (148)      (25)
      Under $100,000                               48      246     (198)              (602)     (518)      (84)
                                               ------   ------   ------            -------   -------    ------
        Total interest bearing
          deposits                               (154)     490     (644)            (1,351)   (1,420)       69
                                               ------   ------   ------            -------   -------    ------

Federal funds purchased                           763      112      651                412        (5)      417
                                               ------   ------   ------            -------   -------    ------
Total interest expense                            609      602        7               (939)   (1,425)      486
                                               ------   ------   ------            -------   -------    ------
Net interest income                            $1,867   $  984   $  883            $ 1,833   $   277    $1,556
                                               ======   ======   ======            =======   =======    ======

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

      On December 31, 2000, James River and its subsidiaries had $89.1 million more in liabilities than assets that repriced within three months or less and was, therefore, in a liability-sensitive position. Positive gaps can affect earnings adversely in a period of falling rates, while negative gaps can adversely impact earnings in a period of rising rates. In either scenario, certain repricing decisions are within management's discretion and can influence actual results. To reduce the impact of shifts in prevailing interest rates, $129.7 million of the loan portfolio of James River's banking subsidiaries at December 31, 2000, had a repricing frequency of less than one year. Moreover, as of December 31, 2000, James River and its banking subsidiaries collectively held $100.3 million in investments held as "Available for Sale" which could be sold quickly to meet any special funding needs.

      In addition, the Company measures the effects of changes in interest rates on the economic value of equity, net interest income, and net income. The Company's analysis measures hypothetical interest rate changes in a variety of scenarios. A present value computation is used in determining the effect of the hypothetical interest rate changes on the fair value of interest sensitive assets and liabilities. Computations of prospective effects of these hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay. The results of the analyses should not be relied upon as indicative of actual results. The computations do not contemplate actions that could be undertaken by management in response to changes in interest rates. In addition, certain shortcomings, which could affect the actual values of interest sensitive assets and liabilities, are inherent in this method of analysis. Given these and other limitations of the analysis, if interest rates increased or decreased 200 basis points instantaneously, net interest income would decrease by 1% and increase by
 .4%, respectively. The above analysis uses standard present value methodology and makes assumptions regarding balance sheet growth and mix, market interest rate levels, and pricing spreads based on instrument type.

      The following table illustrates the interest sensitivity gap position of James River and its subsidiaries as of December 31, 2000. This table presents a position that existed at one particular day, that changes continually, and that is not necessarily indicative of James River's position at any other time.

                                            Interest Sensitivity Analysis

                                                                   December 31, 2000 Maturity or Repricing In:
                                                 ---------------------------------------------------------------------------------
                                                       3 Months               4-12                 1-5                  Over
                                                        or Less              Months               Years                5 Years
                                                 ------------------   ------------------   ------------------   ------------------
                                                                           (Dollars in thousands)
Interest-sensitive assets:
  Loans                                                 $ 93,277            $  36,464             $160,562             $ 74,911
  Securities                                              12,186                7,002               53,881               39,649
  Federal Funds sold and other                             5,202                    -                    -                    -
                                                        --------            ---------             --------             --------
    Total interest-sensitive assets                     $110,665            $  43,466             $214,443             $114,560
                                                        ========            =========             ========             ========
  Cumulative interest-sensitive assets                  $110,665            $ 154,131             $368,574             $483,134
                                                        ========            =========             ========             ========

Interest-sensitive liabilities:
  NOW accounts                                          $ 74,163            $       -             $      -             $      -
  Regular savings                                         47,731                    -                    -                    -
  Certificates of deposit                                 43,554               96,865               83,907                  564
  Money market savings                                    22,159                    -                    -                    -
  Short-term borrowings                                   12,246                    -                    -                    -
  Long-term borrowings                                         -                3,000                5,000                    -
                                                        --------            ---------             --------             --------
    Total interest-sensitive liabilities                $199,853            $  99,865             $ 88,907             $    564
                                                        ========            =========             ========             ========
  Cumulative interest-sensitive liabilities             $199,853            $ 299,718             $388,625             $389,189
                                                        ========            =========             ========             ========
  Period gap                                            $(89,188)           $ (56,399)            $125,536             $113,996
                                                        ========            =========             ========             ========
  Cumulative gap                                        $(89,188)           $(145,587)            $(20,051)            $ 93,945
                                                        ========            =========             ========             ========
  Ratio of cumulative interest-sensitive
    assets to interest-sensitive
    liabilities                                            55.37%               51.43%               94.84%              124.14%
  Ratio of cumulative gap to total assets                  (0.17)               (0.28)               (0.04)                0.18

Return on Equity and Assets

      The following table summarizes ratios for James River and its subsidiaries considered to be significant indicators of James River's profitability and financial condition during the periods indicated:

                                     Return on Equity and Assets

                                                                           Years ended December 31,
                                                             ------------------------------------------------
                                                               2000                1999                1998
                                                              -----               -----               -----
Return on average assets                                       1.16%               0.88%               0.99%
Return on average equity                                      10.94%               8.42%               9.33%
Dividend payout ratio                                         42.99%              49.13%              38.47%
Average equity to average asset ratio                         10.58%              10.41%              10.58%

Market Area and Competition

      All of James River's subsidiaries operate in highly competitive environments, competing for deposits and loans with other financial institutions, many of which possess greater financial resources than those available to James River's subsidiaries. James River's competition comes from national, regional, and community banks and bank holding companies, credit unions, mortgage companies, securities brokerage companies, insurance companies, finance companies, and other providers of financial services. Many of these institutions have higher lending limits than James River's subsidiaries and may provide various services for their customers which James River's subsidiaries do not offer directly to their customers. With respect to credit unions, the Company and its subsidiaries compete with credit unions that are not required to pay state or federal income taxes. In addition, there can be no assurance that other financial institutions, with substantially greater resources than James River's subsidiaries, will not establish operations in their respective service areas.

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

      All four of James River's banking subsidiaries are state chartered banks and members of the Federal Reserve System. As such, all are subject to supervision, examination and regulation by the Virginia Bureau of Financial Institutions ("VBFI") and the Federal Reserve. With the exception of FCB, the banking subsidiaries' deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). FCB's deposits continue to be insured by the Savings Association Insurance Fund ("SAIF") following its conversion from a federal savings bank to a Virginia state bank.

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

Supervision and Regulation of James River

      General. As a financial holding company, James River is subject to state and federal banking and bank holding company laws and regulations which impose specific requirements or restrictions and provide for general regulatory oversight with respect to virtually all aspects of its operations.

      Financial Holding Companies. As a financial holding company registered under the Bank Holding Company Act ("BHC Act"), James River is subject to regulation by the Federal Reserve. The Federal Reserve has jurisdiction under the BHC Act to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company.

      The Federal Reserve may require a financial holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the SAIF or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions. James River also is registered under the bank holding company laws of Virginia. Accordingly, James River and its subsidiaries are subject to regulation and supervision by the VBFI.

      Capital Requirements. The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, James River and its subsidiaries are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital," which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangible assets and other adjustments. The remainder, "Tier 2 capital," consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted assets ratios of James River as of December 31, 2000 were 14.3% and 15.5%, respectively, exceeding the minimums required.

      In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets). These guidelines provide for a minimum ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum. The leverage ratio of James River as of December 31, 2000, was 10.2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

      The following table sets forth in detail the various capital ratios of James River and its subsidiaries on a consolidated basis at the dates indicated.

                                                Analysis of Capital

                                                                               December 31,
                                                           --------------------------------------------------------
                                                                     2000                 1999                 1998
                                                                 --------             --------             --------
                                                                          (Dollars in thousands)
Tier 1 Capital:
  Common stock                                                   $ 22,781             $ 23,066             $ 22,827
  Additional paid capital                                           3,819                4,338                4,096
  Retained earnings                                                28,999               25,718               23,531
  Less:  Unrealized loss on equity securities                        (248)                (235)                (221)
  Less:  Goodwill                                                  (3,147)              (2,324)              (2,236)
                                                                 --------             --------             --------
    Total Tier 1 capital                                         $ 52,204             $ 50,563             $ 47,997
                                                                 ========             ========             ========
Tier 2 Capital:
  Allowance for loan losses                                         4,574                4,028                3,787
  Allowable long-term debt                                              -                    -                    -
                                                                 --------             --------             --------
    Total Tier 2 capital                                         $  4,574             $  4,028             $  3,787
                                                                 ========             ========             ========

Risk-weighted assets                                             $365,274             $321,451             $302,440
Capital Ratios:
  Tier 1 risk-based capital ratio                                   14.29%               15.73%               15.87%
  Total risk-based capital ratio                                    15.54%               16.98%               17.12%
  Tier 1 capital to average adjusted
    total assets                                                    10.24%               10.31%                9.96%

      Deposit Insurance. The deposits of the Company's banking subsidiaries are insured up to $100,000 per insured depositor (as defined by law and regulation) by the FDIC through the SAIF and the BIF. The SAIF and the BIF are administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by SAIF and BIF-insured institutions. Federal law also authorizes the FDIC to prohibit any SAIF and BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the SAIF and BIF.

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

      At December 31, 2000, cash, interest-bearing deposits with banks, securities classified as available for sale, and federal funds sold were 24.3% of total earning assets, compared to 26.0% at December 31, 1999.

Employees

      At December 31, 2000, James River and its subsidiaries had the equivalent of 280 full time employees. None of the Company's employees are represented by any collective bargaining unit. James River considers relations with its employees to be good.

Item 2.  Properties

      James River's headquarters are located at 1514 Holland Road, Suffolk, Virginia. The headquarters are owned by James River. James River does not have any interest in any other properties other than those owned or leased by its subsidiaries. James River's four banking subsidiaries collectively own 23 of their 27 branch banking offices and lease the land for three offices.

Item 3.  Legal Proceedings

      In the course of its operation, James River and its subsidiaries are parties to various legal proceedings. James River does not believe that the outcome of these lawsuits, individually or in the aggregate, will have a material adverse effect on James River's business, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
      No matters were submitted to James River's shareholders for a vote during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

      The information included under "Market Price for Common Stock" appearing on page 36 of the Annual Report is incorporated herein by reference.

Item 6.  Selected Consolidated Financial Data

      The information included under "Five Year Financial Summary" appearing on page 8 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 4 through 8 of the Annual Report is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The information captioned "Liquidity and Market Risk" appearing on page 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     (a) The Financial Statements and the notes thereto appearing on pages 10 through 33 of the Annual Report are incorporated herein by reference.

     (b) Unaudited quarterly financial information for the Company is contained in Note 22 on page 32 of the Financial Statements included in the Annual Report and is incorporated herein by reference. The quarterly financial information in the Annual Report is presented on a restated basis and reflects consolidated results of operations of JRBC, JRB, FCB, JRBC and SBR for the periods presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The following information relates to the Company's directors and executive officers. There are no family relationships among any of the directors, except that Mr. Elmon Gray is the father of Mr. Bruce Gray, nor is there any arrangement or understanding between any director and any other person pursuant to which the director was selected.

      Harold U. Blythe, 58, the Company's President and Chief Executive Officer, has been an executive officer and director of the Company since it was initially organized in December 1994. From 1989 until 1997, Mr. Blythe was President and Chief Executive Officer of Bank of Suffolk ("BOS"), one of the Company's wholly owned banking subsidiaries. Mr. Blythe also served as a director of BOS from 1989 until 1997.

      James E. Butler, Jr., 74, has been a director of the Company since December 1994 and a director of BOS since 1973. Mr. Butler is the Chairman of the Board of Butler Paper Recycling, Inc.

      James W. Craun, Jr., 61, has served as a director of State Bank, one of the Company's wholly owned banking subsidiaries, since 1976. He has also served on a number of government committees for Fauquier County, Virginia. Mr. Craun recently retired after a 38-year career in dairy farming. Mr. Craun is still an active cattle farmer.

      Bruce B. Gray, 47, the Company's Vice-Chairman, has been a director of the Company since December 1994. From 1973 until 1997, he served as a director of James River Bank ("JRB"), one of the Company's wholly owned banking subsidiaries, and served as the Chairman of the Board of JRB from 1993 until 1997. Mr. Bruce Gray is Vice-President of Gray Lumber Co. and Gray Co. Mr. Bruce Gray also is a partner of Grayland Co. and Gray Loblolly Co.

      Elmon T. Gray, 75, has been a director of the Company since December 1994, and served as the Company's Chairman of the Board from 1994 until 1997. Mr. Elmon Gray was a director of JRB from 1949 until 1996, serving as Chairman of the Board from 1977 to 1993. Mr. Elmon Gray has been President of Gray Lumber Co. since 1952 and President of Gray Co. since 1993. Mr. Gray is also a partner of Grayland Co. and Gray Loblolly Co.

      Horace R. Higgins, Jr., 53, was elected as a director of the Company in 1998 and has been President of Higgins Trucking Company for over 28 years. Mr. Higgins also served as a director of JRB from 1984 until 1998.

      G. P. Jackson, 74, the Company's Chairman of the Board, has been a director of the Company since December 1994. Mr. Jackson also is currently the Chairman of the Board of BOS and has been a director of BOS since 1967. Mr. Jackson is engaged in real estate rentals and serves as President of G. P. Jackson, Inc., Jackson & Jackson Bros., Inc., Holland & Jackson, Inc. and Suffolk Glass, Inc.

      Ben P. Kanak, 78, has been a director of the Company since 1996. Mr. Kanak is currently Chairman of the Board of Directors of First Colonial Bank ("FCB"), one of the Company's wholly owned banking subsidiaries, a position he has held since 1982. Mr. Kanak has been a director of FCB since FCB was formed in 1972. Mr. Kanak also serves as a member of the Board of Directors of Plant Foods Products, Inc. Mr. Kanak has been an independent farmer since 1942.

      John A. Ramsey, Jr., 71, has been a director of the Company since 1996. Mr. Ramsey was Chairman of the Board of Directors of James River Bank/Colonial ("Colonial"), one of the Company's wholly owned banking subsidiaries, from 1991 until August 2000. Following Colonial's merger with BOS, Mr. Ramsey became Vice Chairman of Colonial, and was a charter director of Colonial, having served as a director since 1971. Mr. Ramsey is a farmer, and is President of Ramsey Brothers, Inc., which farms numerous properties in and around Isle of Wight County, Virginia.

      Robert E. Spencer, Jr., 59, has been a director of the Company since 1996. Mr. Spencer is a Senior Vice President of the Company and is responsible for bank investments and asset/liability management, a position to which he was appointed in 1997. Mr. Spencer served Colonial as a director and President and Chief Executive Officer from 1986 until 1997.

      Donald W. Fulton, Jr., 54, is the Company's Senior Vice President and Chief Financial Officer, a position to which he was appointed in January 1998. From 1968 until 1997, Mr. Fulton served as an executive officer of Jefferson Bankshares, Inc. of Charlottesville, Virginia as its Vice President-Investor Relations. Jefferson Bankshares was acquired by Wachovia Corporation on October 31, 1997. From that date through December 31, 1997, Mr. Fulton was employed by Wachovia on merger transition activities pertaining to financial reporting, corporate communications, and corporate securities matters.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and persons who beneficially own more than 10% of a registered class of equity securities of the Company to file initial reports of ownership (Forms 3) and reports of changes in beneficial ownership (Forms 4 and 5) with the SEC and NASDAQ. Such persons are also required under the rules and regulations promulgated by the SEC to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all reporting requirements under Section 16(a) for 2000 were met in a timely manner by its directors, officers and greater than 10% beneficial owners.

Item 11.  Executive Compensation.

      The following table presents an overview of executive compensation paid by the Company and its subsidiaries during 2000, 1999, and 1998 to Harold U. Blythe, President and Chief Executive Officer of the Company and to the two other executive officers of the Company whose combined salary and bonus exceeded $100,000 in 2000 (collectively the "Named Executive Officers"). No other executive officer of the Company received combined salary and bonus in excess of $100,000 during 2000.

                          Summary Compensation Table

                                                              Annual Compensation                    Long Term Compensation
                                                              -------------------                    ----------------------

Name and principal position                           Year        Salary($)   Bonus($)           Securities          All other
                                                                                                 Underlying         Compensation
                                                                                                 Options(#)
------------------------------------------------   -------------  ---------------------          -----------------------------------
Harold U. Blythe, President and CEO                   2000        $147,240    $16,491 /(1)/           1,000 /(3)/    $14,404 /(2)/
   of the Company                                     1999         139,968      5,957 /(1)/               0           11,026 /(2)/
                                                      1998         140,184     16,272 /(1)/               0           12,213 /(2)/


Robert E. Spencer, Jr. Senior Vice                    2000         112,368     12,585 /(1)/           1,000 /(3)/     11,237 /(2)/
   President - Bank Investments and                   1999         106,104      4,547 /(1)/               0            8,728 /(2)/
   Asset/Liability Management                         1998         106,980     12,838 /(1)/               0            9,628 /(2)/


Donald W. Fulton, Jr., Senior Vice                    2000         109,056     12,214 /(1)/           1,000 /(3)/     10,906 /(2)/
   President and Chief Financial Officer              1999         101,040      4,335 /(1)/               0            8,323 /(2)/
                                                      1998         102,000     12,240 /(1)/          22,500 /(3)/     20,456 /(4)/
_________________

(1) Paid pursuant to the Company's Cash Bonus Program. See "--Cash Bonus Program" below.
(2)  Consists of Company contributions to 401(k) and Profit Sharing Plan.

(3) Options granted pursuant to the 1996 Employee Stock Option Plan. See "-- 1996 Employee Stock Option Plan" below.
(4) Consists of $15,754 of relocation and moving expenses and $4,702 of Company contributions to 401(k) and Profit Sharing Plan.

Option Grants in Last Fiscal Year

      The table below sets forth information regarding stock option grants to the Company's Named Executive Officers in the fiscal year ended December 31, 2000.

                          Number          % of total
                          of Securities   Options
                          Underlying      Granted to
                          Options         Employees in     Exercise     Expiration       Grant Date
Name                      Granted         Fiscal Year      Price        Date             Present Value($)
----                      -------         -----------      -----        ----             ----------------
Harold U. Blythe          1,000           1.09%            $11.24       03/22/10/(1)/    2,680/(2)/

Donald W. Fulton, Jr.     1,000           1.09%            $11.24       03/22/10/(1)/    2,680/(2)/

Robert E. Spencer, Jr,    1,000           1.09%            $11.24       03/22/10/(1)/    2,680/(2)/

______________________

(1) 200 option shares vested on March 23, 2001. The remaining option shares vest in 4 tranches of 200 shares each on March 23, 2002, 2003, 2004 and 2005. Each tranche expires if unexercised on March 22, 2010. Upon a change of control, all options become immediately exercisable.
(2) Value determined using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 2.4%, expected volatility of 20%, risk free interest rate of 6.4% and expected life of 5 years. The actual value, if any, that may be realized on the options will depend on the excess of the stock price over the exercise price on the date the option is exercised. Accordingly, there can be no assurance that the value realized on the options will be at or near the value estimated by the Black-Scholes model.

Aggregate Option Exercises and  Fiscal Year End Option Values

          The table below sets forth information regarding (i) stock options exercised in 2000 by the Named Executive Officers and (ii) exercisable and unexercisable stock options held as of December 31, 2000, by the Named Executive Officers, all of which were granted pursuant to the Company's 1996 Employee Stock Option Plan.

                                                                    Number of Securities          Value of Unexercised
                                                                   Underlying Unexercised         In-The-Money Options
                                                               Options at Fiscal Year-End (#)     At Fiscal Year-End ($)(1)
                                                               -------------------------------    ------------------------
                          Shares
                           Acquired Upon
Name                      Exercise (#)    Value Realized ($)  Exercisable   Unexercisable    Exercisable     Unexercisable
----                      -----------     ------------------  -----------  ---------------  --------------  ----------------
Harold U. Blythe              ---                 ---            26,930            8,500       11,849(2)           6,060(4)

Robert E. Spencer, Jr.        ---                 ---            18,000            5,500        7,920(2)           4,740(5)

Donald W. Fulton, Jr.         ---                 ---             9,000           14,500           --(3)           2,760(6)

____________

(1) The closing sale price of the Company's Common Stock on NASDAQ/NMS ("Closing Price") on December 31, 2000 was $14.00 per share.
(2)  The exercise price of these options is $13.56 per share.
(3)  The exercise price of these options is $21.45 per share.
(4) The exercise price of these options is $13.56 for 7,500 shares and $11.24 for 1,000 shares.
(5) The exercise price of these options is $13.56 for 4,500 shares and $11.24 for 1,000 shares.
(6) The exercise price of these options is $21.45 for 13,500 shares and $11.24 for 1,000 shares.

                           Compensation of Directors

     Directors of the Company who are also employees of the Company or its subsidiaries do not receive director fees. Under the Company's standard fee schedule, non-employee directors who serve on the Executive Committee are paid a fee of $1,500 per month and non-employee directors who do not serve on the Executive Committee are paid a fee of $1,000 per month. The Chairman of the Board of the Company, who serves on the Executive Committee, typically is paid a fee of $1,700 per month. Directors also receive annual retainers and monthly fees for serving on the Boards of the Company's subsidiary banks. The fees are based on the asset sizes of those banks. Standard fees are payable in accordance with the following schedule:

ASSETS:                                 $ 0-50     $51-100      $101-150     $151-200
                                      -------------------------------------------------
                                                     (dollars in millions)
FEES:
                                      -------------------------------------------------
Annual retainer, payable monthly        $2,400     $ 3,000      $  3,600     $  4,200
Monthly board meeting:                     100         150           200          250
Board chairman per board meeting           150         200           250          300
Committee meeting                           50          75           100          125


     Effective July 1, 1999, the Company's Board of Directors voted temporarily to reduce director fees for the purpose of minimizing operating costs. Under this fee reduction plan director fees for the members of the Company's Board of Directors were reduced by $500 per month. Monthly board meeting director fees for subsidiary banks with less than $100 million in assets were reduced by $75 per month and monthly board meeting director fees for subsidiary banks with more than $100 million in assets were reduced by $125 per month. The Board re-instituted standard director fees on May 1, 2000.

     In addition to the fees payable above, Mr. Jackson also receives $600 per month from BOS, of which he is Chairman of the Board, for appraisal review services. Directors of the Company currently have the option of receiving registered shares of Common Stock of the Company in lieu of receiving cash payments for director fees.

Executive Officer Employment Agreements

     Harold U. Blythe, a director and the President and Chief Executive Officer of the Company, is currently compensated pursuant to an Employment Agreement ("Blythe Employment Agreement") that was entered into in June 1995 in connection with the capitalization and formation of the Company by BOS and JRB. The Blythe Employment Agreement has a term of seven years, commencing on July 1, 1995. In 1995, the Compensation Committee of the Board of Directors ("Compensation Committee") established an initial annual salary of $109,200 under the Blythe Employment Agreement which can be adjusted periodically, provided that no adjustment can be made that would provide for a salary lower than the initial annual salary of $109,200. Mr. Blythe's current annual salary under the Blythe Employment Agreement is $152,400. The Blythe Employment Agreement provides that in the event of a change of control of the Company following which Mr. Blythe is not given reasonably equivalent, acceptable duties and responsibilities as he had prior to the change of control, Mr. Blythe may be terminated or resign, and, in either such case, Mr. Blythe is entitled to receive 2.99 times his annual base compensation then being paid to him pursuant to the Blythe Employment Agreement. In the event the Company terminates Mr. Blythe's employment without cause, and provided that Mr. Blythe does not thereafter compete with the Company, the Blythe Employment Agreement provides that Mr. Blythe will receive his regular compensation for a period of one year following termination, or during the remaining term of the agreement, whichever is less.

     Effective May 1, 1996, the Company and Mr. Blythe entered into a deferred compensation agreement ("Blythe Deferred Agreement"). The Blythe Deferred Agreement provides for the payment of certain retirement, death and disability benefits. The retirement benefit is payable if Mr. Blythe retires at any time after the age of 60. Thereafter, the Company will pay Mr. Blythe or his beneficiaries a base monthly benefit of $2,000 per month for 120 consecutive months. The monthly payment is subject to upward or downward adjustment based on cost of living increases or decreases. In the event that Mr. Blythe dies before his retirement date, the Company will pay

$5,000 per month for 120 consecutive months to Mr. Blythe's designated beneficiary. In the event Mr. Blythe's employment with the Company terminates prior to retirement as a result of disability, the Company will pay Mr. Blythe a disability benefit of $3,166 per month. The disability benefit will continue throughout the period of disability or until Mr. Blythe reaches age 60, at which time Mr. Blythe will commence receiving the retirement benefit described above. Finally, in the event Mr. Blythe terminates his employment with the Company for any reason other than death or disability prior to attaining age 60, the Company will pay Mr. Blythe a lump sum termination benefit. Commencing May 1, 1998, the termination benefit was $25,000 and increases by $25,000 on May 1 of each year thereafter for a total of a $100,000 termination benefit should Mr. Blythe terminate employment under the conditions described in the preceding sentence between May 1, 2001 and April 30, 2002. After May 1, 2002, Mr. Blythe is eligible for full retirement benefits. Mr. Blythe's deferred compensation arrangement is funded by a life insurance policy on the life of Mr. Blythe for which the Company pays premiums and is the beneficiary.

      The Company has also entered into an employment agreement with Robert E. Spencer, Jr. ("Spencer Employment Agreement"). The Spencer Employment Agreement has an initial five year term that commenced in 1996. The Company is currently paying Mr. Spencer a base salary of $116,304 under the Spencer Employment Agreement. If Mr. Spencer is terminated without cause, the Spencer Employment Agreement provides that he will continue to receive his salary for a period of one year following termination of employment. The Spencer Employment Agreement also contains a change of control provision that is the same as that provided for in the Blythe Employment Agreement.

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

      On January 1, 1998, the Company entered into an Employment Agreement with Donald W. Fulton, Jr. ("Fulton Employment Agreement"), pursuant to which Mr. Fulton serves as the Company's Senior Vice President and Chief Financial Officer. The initial term of the Fulton Employment Agreement was one year with successive one year renewals upon the mutual agreement of the Company and Mr. Fulton. The Fulton Employment Agreement was extended for a fourth one year term on January 1, 2001. Under the Fulton Employment Agreement, Mr. Fulton's base salary is currently $112,896. Pursuant to the Fulton Employment Agreement, the Company also granted Mr. Fulton options to purchase 22,500 shares of Common Stock at an exercise price of $21.45 per share. The Fulton Employment Agreement contains termination of employment and change of control provisions similar to those contained in the Blythe Employment Agreement.

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

Compensation Committee Interlocks and Insider Participation

     No member of the Company's Compensation Committee was an officer or employee of the Company during 2000. During 2000, no executive officer of the Company served as a member of the Compensation Committee of another entity, nor did any executive officer of the Company serve as a director of another entity, one of whose executive officers served on the Company's Compensation Committee.


Cash Bonus Program

     In 2000, the Compensation Committee adopted specific criteria and parameters for awards of cash bonuses to Executive Officers, including certain executive officers of the Company's subsidiaries. Under the Company's cash bonus program ("Bonus Program"), bonuses are paid as a percentage of base salary. The percentage of salary awarded as a bonus is in turn based on the Company's net after-tax income. Bonus awards for executive officers of subsidiaries are scaled in accordance with each subsidiary's contribution to Company profits.

     The Bonus Program currently provides that, absent special circumstances, annual salary adjustments will be limited to cost of living increases. In addition, the maximum potential bonus under the bonus Program currently is 30% of base salary. The specific criteria, terms and conditions of the Bonus Program are subject to adjustment at any time by the Compensation Committee. For 2000, a total of $398,247.28 in cash bonuses was awarded under the Bonus Program. The chart below sets forth information regarding the cash bonuses for 2000 received by the Named Executive Officers:


Name                           Bonus          % of 2000 Base Salary
----                           -----          ----------------------

Harold U. Blythe               $16,491               11.20%

Robert E. Spencer, Jr.         $12,585               11.20%

Donald W. Fulton, Jr.          $12,214               11.20%


1996 Employee Stock Option Plan

     During 1995, the Board and the Compensation Committee studied and considered means by which the Company could award and compensate key employees of the Company in a manner that would align closely the interests of such key employees with the interests of the Company's shareholders. In furtherance of this goal, the Board adopted the 1996 Employee Stock Option Plan ("Option Plan"), which was approved by the Company's shareholders at the 1996 Annual Meeting. The purpose of the Option Plan is to support the business goals of the Company and to attract, retain and motivate management officials of high caliber by providing incentives that will, through the award of options to acquire the Company's Common Stock, associate more closely the interests of Executive Officers and key employees of the Company with the interests of the Company's shareholders. Participation is limited to Executive Officers and other key employees of the Company who are in positions in which their decisions, actions and efforts significantly contribute to the success of the Company.

     In 2000, the Compensation committee awarded options to purchase 94,100 shares of the Company's common stock to eligible employees, including 1,000 respectively to Harold U. Blythe, President and Chief Executive Officer, Robert
E. Spencer, Jr., Senior Vice President and Donald W. Fulton, Jr., Senior Vice President and Chief Financial Officer.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of March 1, 2001, relating to the beneficial ownership of the Company's Common Stock by (i) each of the Company's directors, nominees to serve as director, and named executive officers who own Common Stock, and (ii) all of the Company's current directors and named executive officers as a group. Except as otherwise set forth below, the Company is not aware of any person or group of affiliated persons who owns more than 5% of the Common Stock of the Company. All of the Company's directors and named executive officers receive mail at the Company's principal executive offices at 1514 Holland Road, Suffolk, Virginia 23434.

                                              Number of Shares                  Percent of
      Name                                   Beneficially Owned             Outstanding Shares
      ----                                   ------------------             ------------------
Harold U. Blythe                                         55,008/(1)/               1.20
James E. Butler, Jr.                                     57,405/(2)/               1.26
James W. Craun, Jr.                                      21,119/(3)/                 *
Bruce B. Gray                                           120,242/(4)/               2.64
Elmon T. Gray                                            65,471/(5)/               1.44
Horace R. Higgins, Jr.                                    2,037/(6)/                 *
G. P. Jackson                                           161,100/(7)/               3.54
Ben P. Kanak                                             75,126/(8)/               1.65
John A. Ramsey, Jr.                                      51,768/(9)/               1.14
Robert E. Spencer, Jr.                                  66,221/(10)/               1.45
Donald W. Fulton, Jr.                                   19,000/(11)/                 *
Current Directors and Executive Officers               694,497/(12)/              15.05
 as a Group
(11 persons)

Bank America Corporation (13)
101 South Tryon Street
Charlotte, NC 28255                                    318,385/(14)/               6.99

_______________________________
*    Less than 1% ownership

(1) Includes (i) 24,178 shares owned jointly by Mr. Blythe and his wife, (ii) 75 shares owned by Mr. Blythe's wife, for which Mr. Blythe disclaims beneficial ownership, and (iii) 1,500 shares owned by a family trust for which Mr. Blythe has voting and investment power. Also includes options to purchase 26,930 shares of Common Stock that are currently exercisable, which were granted pursuant to the Company's 1996 Employee Stock Option Plan ("Option Plan").

(2) Includes 4,485 shares owned by Mr. Butler's wife, for which Mr. Butler disclaims beneficial ownership.

(3) Includes (i) 4,193 shares owned jointly by Mr. Craun and his wife and (ii) 2,679 shares either owned by his wife or jointly by his wife and children, for which Mr. Craun disclaims beneficial ownership.

(4) Includes (i) an aggregate of 54,101 shares held in six trusts for which Mr. Bruce Gray and Mr. Garland Gray, II share voting and investment power and
     (ii) an aggregate of 2,592 shares in custodian accounts for which Mr. Bruce Gray shares voting and investment power. Does not include any shares beneficially owned or otherwise described in this Proxy Statement by or with respect to Mr. Elmon T. Gray or by Mr. Garland Gray, II, Mr. Bruce Gray's father and brother, respectively, for which Mr. Bruce Gray disclaims beneficial ownership.

(5) Includes (i) 6,297 shares owned by Mr. Elmon Gray's wife, Pamela B. Gray, and (ii) 55,174 shares owned by various family trusts for which Mr. Elmon Gray shares voting and investment power with Bank of America. Does not include (i) shares owned collectively by Elizabeth Gray Duff, Mr. Elmon Gray's sister, and her husband and various children, (ii) shares owned collectively by Florence Gray Tullidge, Mr. Elmon Gray's sister, and her husband and various children, (iii) shares owned collectively by Mary G. Stettinius, Mr. Elmon Gray's sister, and her husband and various children, or (iv) shares owned collectively by Katharine T. Gray, Mr. Elmon Gray's daughter, and her various children. Also does not include any shares beneficially owned or otherwise described in this Proxy Statement by or with respect to Mr. Bruce Gray or Mr. Garland Gray, II, who are both sons of Mr. Elmon Gray. Mr. Elmon Gray disclaims beneficial ownership of any shares other than the 4,000 shares he owns individually and the 55,174 shares owned by family trusts as described above.

(6) Includes 100 shares owned by Mr. Higgins' wife, for which Mr. Higgins disclaims beneficial ownership.

(7) Includes 1,000 shares owned by Jackson Investments, LLC, for which Mr. Jackson and his son share voting and investment power.

(8) Includes 2,571 shares owned by Mr. Kanak's wife, for which Mr. Kanak disclaims beneficial ownership.

(9) Includes 36,792 shares owned jointly by Mr. Ramsey and his wife and 1,320 shares owned by Mr. Ramsey's wife. Mr. Ramsey disclaims beneficial ownership of the 1,320 shares owned directly by his wife.

(10) Includes (i) 3,150 shares owned jointly by Mr. Spencer and his wife and
     (ii) options to purchase 18,000 shares of Common Stock that are currently exercisable, which were granted pursuant to the Company's Option Plan.

(11) Includes (i) 5,000 shares owned jointly by Mr. Fulton and his wife and (ii) options to purchase 13,500 shares of Common Stock that are currently exercisable, which were granted pursuant to the Company's Option Plan.

(12) Includes options to purchase 58,430 shares of Common Stock that are currently exercisable, all of which were granted pursuant to the Company's Option Plan.

(13) Information regarding BankAmerica Corporation ("BankAmerica") has been derived from a Schedule 13G filed by BankAmerica with the Securities and Exchange Commission ("Schedule 13G"). The 13G states that BankAmerica filed the 13G on behalf of BankAmerica, NB Holdings Corporation, 100 North Tryon Center, Charlotte, NC 28255, and NationsBank, N.A., 110 South Tryon Street, Charlotte, NC 28255.

(14) The Schedule 13G indicates that certain of these shares are subject to shared voting and dispositive power.

Item 13.  Certain Relationships and Related Transactions

      The directors and executive officers of the Company and its banking subsidiaries, and their family members and certain business organizations and individuals associated with each of them, have been customers of the Company's various subsidiary financial institutions with which they are affiliated, have had normal banking transactions, including loans, with them, and are expected to continue to do so in the future. As of December 31, 2000, the Company's banking subsidiaries had aggregate direct and indirect loans to the directors and executive officers of the Company and its banking subsidiaries totaling approximately $13.65 million, which represented approximately 24% of the Company's shareholders' equity as of that date. Each of these transactions was made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectibility or present other unfavorable features.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

          1.  The following consolidated financial statements of the Company at
          December 31, 2000 and    1999 and for the three years ending December
          31, 2000, 1999 and 1998, and the auditors' report thereon are incorporated by reference to the pages indicated in the Annual Report:


                  Consolidated Financial Statements            Page
                  ---------------------------------            ----
            Consolidated Balance Sheets                          10
            Consolidated Statements of Income                    11
            Consolidated Statements of Shareholders' Equity      12
            Consolidated Statements of Cash Flows                13
            Notes to Consolidated Financial Statements           14
            Independent Auditor's Report                          9

          2.  Financial Statement Schedules - None.

          3. The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

(b)   Reports on Form 8-K in quarter ended December 31, 2000 - None.

(c) The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

(d) Financial Statements excluded from Annual Report pursuant to Rule 14(a)- 3(b) - Not applicable.

                                  Signatures
                                  ----------

      In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in the City of Suffolk, State of Virginia, on March 23, 2001.

                                     JAMES RIVER BANKSHARES, INC.



                                     By: /s/ Harold U. Blythe
                                         ---------------------
                                         Harold U. Blythe, President

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

      Signature                   Title                                            Date
      ---------                   -----                                            ----
/s/ G. P. Jackson                 Chairman of The Board                            March 22, 2001
------------------------          Director
G. P. Jackson


/s/ Bruce B. Gray                 Vice Chairman of The                             March 22, 2001
------------------------          Board and Director
Bruce B. Gray


/s/ Harold U. Blythe              President and Chief Executive                    March 22, 2001
------------------------          Officer, Director
Harold U. Blythe                  (Principal Executive Officer)


/s/ Donald W. Fulton, Jr.         Senior Vice President and                        March 22, 2001
-------------------------         Chief Financial Officer
Donald W. Fulton, Jr.             (Principal Financial and Accounting Officer)


/s/ James E. Butler, Jr.          Director                                         March 22, 2001
------------------------
James E. Butler, Jr.


/s/ James M. Craun, Jr.           Director                                         March 22, 2001
------------------------
James M. Craun, Jr.


/s/ Elmon T. Gray                 Director                                         March 22, 2001
------------------------
Elmon T. Gray


/s/ H. R. Higgins, Jr.            Director                                         March 22, 2001
------------------------
H. R. Higgins, Jr.

/s/ Ben P. Kanak                  Director             March 22, 2001
--------------------------
Ben P. Kanak


/s/ John A. Ramsey, Jr.           Director             March 22, 2001
--------------------------
John A. Ramsey, Jr.


/s/ Robert E. Spencer, Jr.        Director             March 22, 2001
--------------------------
Robert E. Spencer, Jr.

                                 EXHIBIT INDEX

Exhibit
  No.                                  Description
  ---                                  -----------
  *2.1         Agreement and Plan of Reorganization dated November by reference to the Registrant's Registration 21, 1994 (Incorporated Statement
               of Form S-4, Commission File No. 33-88322, previously filed with the Commission on January 6, 1995).
  *2.2         First Colonial Bank Agreement and Plan of Merger dated June 30,
               1995, as amended (Incorporated by reference to the Registrant's
               Registration Statement on Form S-4, Commission File No. 33-99254,
               previously filed with the Commission on November 13, 1995).
  *2.3         Bank of Isle of Wight Agreement and Plan of Merger dated June 30,
               1995 (Incorporated by reference to the Registrant's Registration
               Statement on Form S-4, Commission File No. 33-99254, previously with the Commission on filed November 13, 1995).
  *2.4         State Bank of Remington, Inc. Agreement and Plan of Merger dated
               August 15, 1999 (Incorporated by reference to the Registrant's
               Registration Statement of Form S-4, Commission File No. 333-
               78331, previously filed with the Commission on May 12, 1999).
 *3.1          Articles of Incorporation of James River Bankshares, Inc.
               (Incorporated by reference to the Registrant's Registration
               Statement on Form S-4, Commission File No. 33-88322, previously filed with the Commission on January 6, 1995.)
 *3.2          Amended and Restated Bylaws of James River Bankshares, Inc.
               (Incorporated by reference to the Registrant's Form 10-K/A,
               Commission File No. 0-26314, previously filed with the Commission on August 12, 1996).
 *4            Form of Common Stock certificate of James River Bankshares, Inc.
               (Incorporated by reference to the Registrant's Registration
               Statement on Form S-4, Commission File No. 33-88322, previously filed with the Commission on January 6, 1995).
 *10.1         Agreement between The Bank of Waverly and First Union National
               Bank, dated November 13, 1995, regarding branch acquisitions
               (Incorporated by reference to the Registrant's Registration
               Statement on Form S-4, Commission File No. 33-99254, previously filed with the Commission on December 22, 1995).
 *10.2         Employment Agreement between James River Bankshares, Inc. and
               Harold U. Blythe dated July 18, 1995 (Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4, Commission File No. 33-99254, previously filed with the
               Commission on December 22, 1995).
 *10.3         Employment Agreement between James River Bankshares, Inc. and
               Glenn T. McCall dated July 18, 1995 (Incorporated by reference to
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4, Commission File No. 33-99254, previously filed with the
               Commission on December 22, 1995).
 *10.4         Employment Agreement between First Colonial Bank and James C.
               Stewart dated February 29, 1996 (Incorporated by reference to the
               Registrant's Form 10-K, Commission File No. 0-26314, previously filed with the Commission on April 15, 1996).
 *10.5         Employment Agreement between Bank of Isle of Wight and Robert E.
               Spencer, Jr. dated February 29, 1996 (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-26314,
               previously filed with the Commission on April 15, 1996).
 *10.6         Employment Agreement between James River Bankshares, Inc. and
               Donald W. Fulton, Jr. dated January 1, 1998. (Incorporated by reference to the Registrant's Form 10-K, Commission File No. 0-
               26314, previously filed with the Commission on March 30, 1998.)
 *10.7         Early Retirement Agreement dated March 05, 1999, between First
               Colonial Bank and James C. Stewart.
***13          Annual Report to security holders.

***15.1  Report of Independent Accountants Goodman & Company, L.L.P.
  *21    List of Subsidiaries. (Incorporated by reference to the
         Registrant's Form 10-K, Commission File No. 0-26314, previously filed with the Commission on April 15, 1996.)
***23.1  Consent of Yount, Hyde & Barbour, P.C.
***23.2  Consent of Goodman & Company, L.L.P.
***24.1  Power of Attorney (appears on the signature page hereto)
* (Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, the exhibit is incorporated by reference.)
***       Filed herewith.