Form 10-Q
period 2001-03-31
JAMES RIVER BANKSHARES INC
filed 2001-05-14
CIK 935037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ---------


Commission file number        0-26314
                              -------

                          JAMES RIVER BANKSHARES, INC.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                     54-1740210
   -----------------------------              ---------------------------
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At May 01, 2001, the issuer had 4,564,609 outstanding shares of its $5.00 par value common stock.

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                            (unaudited)
                                                                              March 31,        December 31,
                                                                 ------------------------      ------------
                                                                    2001             2000          2000
                                                                    ----             ----          ----
ASSETS
  Cash and due from banks                                        $  13,010       $  13,346      $  15,688
  Interest bearing deposits with banks                              19,638           4,583          5,202
  Federal funds sold                                                     -             700              -
  Securities available-for-sale, at fair value (amortized cost of $112,811 on March 31, 2001, $105,693 on March
    31, 2000, and $100,869 on December 31, 2000)                   114,049         102,054        100,300
  Securities held-to-maturity, at amortized cost (fair value of $13,083 on March 31, 2000, and $12,499
    on December 31, 2000)                                                -          13,338
  Loans, net of allowance for loan losses                          362,104         329,949        360,014
  Loans held for sale, net                                               -              74              -
  Premises and equipment, net                                       10,825          10,401         10,602
  Accrued interest receivable                                        3,645           3,604          3,702
  Intangible assets, net                                             3,159           2,354          3,231
  Other assets                                                       4,705           7,138          4,968
                                                                 ---------       ---------      ---------

    Total Assets                                                 $ 531,135       $ 487,541      $ 516,125
                                                                 =========       =========      =========


LIABILITIES
  Non-interest bearing deposits                                  $  69,195       $  62,158      $  68,525
  Interest bearing deposits                                        374,395         355,176        368,943
                                                                  --------       ---------      ---------
    Total deposits                                                 443,590         417,334        437,468

  Accrued interest payable                                           1,356           1,001          1,310
  Federal funds purchased and other short-term borrowings           13,250           7,277         12,246
  Long-term borrowings                                              13,000           8,000          8,000
  Accounts payable and other liabilities                             2,746           2,543          1,874
                                                                 ---------          ------      ---------
    Total Liabilities                                              473,942         436,155        460,898
                                                                 ---------       ---------      ---------

SHAREHOLDERS' EQUITY
  Preferred stock, $5 par, 2,000,000 shares authorized,
    none issued                                                          -               -              -
  Common stock, $5 par, 10,000,000 shares authorized,
    4,559,309 issued and outstanding at March 31, 2001,
    4,609,790 at March 31, 2000, and 4,556,219 at
    December 31, 2000                                               22,796          23,049         22,781
 Additional paid-in capital                                          3,845           4,317          3,819
 Retained earnings                                                  29,735          26,422         28,999
 Accumulated other comprehensive income (loss)                         817          (2,402)          (372)
                                                                      ----         -------      ---------
    Total Shareholders' Equity                                      57,193          51,386         55,227
                                                                 ---------       ---------      ---------

    Total Liabilities and Shareholders' Equity                   $ 531,135       $ 487,541      $ 516,125
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

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (Dollars in thousands, except per share data)



                                                                Three Months Ended
                                                          -------------------------------
                                                            March 31,           March 31,
                                                              2001                2000
                                                              ----                ----
INTEREST INCOME
  Loans                                                    $   8,193           $   7,385
  Investment securities:
    Taxable                                                    1,316               1,410
    Exempt from federal income taxes                             312                 336
  Federal funds sold and other                                   180                  60
                                                           ---------           ---------
      Total Interest Income                                   10,001               9,191
                                                           ---------           ---------

INTEREST EXPENSE
  Deposits                                                     4,164               3,528
  Federal funds purchased and other borrowings                   184                  70
  Long-term borrowings                                           151                 122
                                                           ---------           ---------
      Total Interest Expense                                   4,499               3,720
                                                           ---------           ---------
    Net Interest Income                                        5,502               5,471

Provision for Loan Losses                                        140                  95
                                                           ---------           ---------

    Net Interest Income after Provision for Loan Losses        5,362               5,376
                                                           ---------           ---------

NON-INTEREST INCOME
  Service charges on deposit accounts                            696                 555
  Other fees and commissions                                     177                 158
  Other income                                                    58                  45
                                                           ---------           ---------
        Total Non-Interest Income                                931                 758
                                                           ---------           ---------

NON-INTEREST EXPENSE
  Salaries and employee benefits                               2,441               2,392
  Occupancy                                                      320                 307
  Equipment                                                      349                 333
  Directors' fees                                                 84                  62
  Deposit insurance premiums                                      20                  22
  Other                                                        1,155               1,054
                                                           ---------           ---------
      Total Non-Interest Expense                               4,369               4,170
                                                           ---------           ---------

  Income Before Income Taxes and Discontinued Operations       1,924               1,964

  Provision for Income Taxes                                     549                 527
                                                           ---------           ---------

  Income From Continuing Operations                            1,375               1,437

  Loss From Discontinued Operations                               (1)               (180)
                                                           ---------           ---------

  Net Income                                               $   1,374           $   1,257
                                                           =========           =========

Net Income per Common Share
  Basic from Continuing Operations                         $    0.30           $    0.31
  Basic from Discontinued Operations                               -               (0.04)
                                                           ---------           ---------
     Basic Earnings per Common Share                       $    0.30           $    0.27
                                                           =========           =========

  Diluted from Continuing Operations                       $    0.30           $    0.31
  Diluted from Discontinued Operations                             -               (0.04)
                                                           ---------           ---------
     Diluted Earnings per Common Share                     $    0.30           $    0.27
                                                           =========           =========


Cash Dividends Paid per Common Share                       $    0.14           $    0.12
                                                           =========           =========

Weighted Average Number of Shares Outstanding
  Basic                                                    4,556,791           4,613,007
                                                           =========           =========
  Diluted                                                  4,597,385           4,618,510
                                                           =========           =========



   The accompanying notes are an integral part of these financial statements.

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)
                    For The Three Months Ended March 31, 2001



                                                                                                      Accumulated
                                       Shares of                    Additional                           Other
                                         Common        Common        Paid-in          Retained         Comprehen-
                                         Stock         Stock         Capital          Earnings        sive Income         Total
                                       ---------       ------       ----------        --------        ------------        -----
Balance - December 31, 2000            4,556,219     $  22,781      $   3,819         $  28,999       $    (372)        $  55,227

Comprehensive income:
  Net income                                   -             -              -             1,374                -            1,374
  Other comprehensive income (loss)            -             -              -                 -            1,189            1,189
                                       ---------     ---------      ---------         ---------        ---------        ---------
    Total comprehensive income                 -             -              -             1,374            1,189            2,563
                                       ---------     ---------      ---------         ---------        ---------        ---------

Stock options exercised                    3,090            15             26                 -                -               41

Cash dividends declared
  ($0.14 per share)                            -             -              -              (638)               -             (638)
                                       ---------     ---------      ---------         ---------        ---------        ---------

Balance - March 31, 2001               4,559,309     $  22,796      $   3,845         $  29,735        $     817        $  57,193
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



                                                                                                 Accumulated
                                     Shares of                     Additional                       Other
                                       Common       Common          Paid-in      Retained         Comprehen-
                                       Stock        Stock           Capital      Earnings        sive Income       Total
                                     ---------      ------         ----------    --------        -----------       -----
Balance - December 31, 1999          4,613,203    $  23,066        $   4,338     $  25,718       $  (2,124)      $  50,998

Comprehensive income:
  Net income                                 -            -                -         1,257                -          1,257
  Other comprehensive income (loss)          -            -                -             -             (278)          (278)
                                     ---------    ---------        ---------     ---------        ---------      ---------
    Total comprehensive income               -            -                -         1,257             (278)           979
                                     ---------    ---------        ---------     ---------        ---------      ---------

Common stock issued                      1,087            5                7             -                -             12

Common stock repurchased                (4,500)         (22)             (28)            -                -            (50)

Cash dividends declared
  ($0.12 per share)                          -            -                -          (553)               -           (553)
                                     ---------    ---------        ---------     ---------        ---------      ---------

Balance - March 31, 2000             4,609,790       23,049            4,317        26,422           (2,402)        51,386
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

                  JAMES RIVER BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                    Three Months Ended
                                                                            ---------------------------------------
                                                                                March 31,            March 31,
                                                                                  2001                 2000
                                                                                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income from continuing operations                                         $ 1,375              $ 1,437
  Net loss from discontinued operations                                              (1)                (180)
  Adjustments to reconcile to net cash provided
    by operating activities:
      Provision for loan losses                                                     140                   95
      Depreciation and amortization                                                 405                  335
      Amortization of bond (discounts) and premiums                                   -                    3
      Gain on disposition of real estate                                             (3)                   -
      Loss on disposition of fixed assets                                             -                   63
      Changes in:
        Loans held for sale                                                           -                  271
        Interest receivable                                                          57                 (170)
        Other assets                                                               (397)                (567)
        Interest payable                                                             46                    3
        Other liabilities                                                           872                  756
                                                                                -------              -------
        Net cash provided by operating activities                                 2,494                2,046
                                                                                -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposition of available-for-sale securities                     10,030                2,126
  Purchase of available-for-sale securities                                      (9,554)              (2,609)
  Redemption of held-to-maturity securities                                           -                  414
  Purchases of property and equipment                                              (511)                (278)
  Proceeds from disposition of property and equipment                                 -                  521
  Net increase in loans                                                          (2,230)              (1,854)
                                                                                -------              -------
        Net cash used in investing activities                                    (2,265)              (1,680)
                                                                                -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in non-interest bearing deposits                          670               (1,555)
  Net increase in interest bearing deposits                                       5,452                  869
  Issuance of common stock                                                           41                   12
  Common stock repurchased                                                            -                  (50)
  Cash dividends paid                                                              (638)                (553)
  Proceeds from short-term borrowings                                             1,004                2,716
  Proceeds from (repayments of) long-term borrowings                              5,000               (3,000)
                                                                                -------              -------
        Net cash provided by (used in) financing activities                      11,529               (1,561)
                                                                                -------              -------

Net increase (decrease in) cash and cash equivalents                            $11,758              $(1,195)

CASH AND CASH EQUIVALENTS
  Beginning                                                                      20,890               19,824
                                                                                -------              -------

  Ending                                                                        $32,648              $18,629
                                                                                =======              =======
                                                                                      -                    -
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
      Interest paid                                                             $ 4,453              $ 3,717
                                                                                =======              =======
      Income taxes                                                              $    80              $   143
                                                                                =======              =======
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS
    Real estate acquired in settlement of loans                                 $     -              $   321
                                                                                =======              =======


The accompanying notes are an integral part of these financial statements.

                         PART 1 - FINANCIAL INFORMATION

                          JAMES RIVER BANKSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation


     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of results that may be expected for the entire year or any interim period. The interim financial statements should be read in conjunction with the December 31, 2000 Annual Report to Shareholders on Form 10-K, including the 2000 consolidated financial statements of James River Bankshares, Inc. ("James River" or the "Company").


Note 2.  Pending Merger

     On March 3, 2001, the Company entered into an agreement with First Virginia Banks, Inc. ("First Virginia") based in Fairfax County, Virginia, whereby First Virginia will acquire the Company. Under the terms of the agreement, the Company's shareholders will receive .51 shares of First Virginia's common stock or $24 in cash for each share of the Company's common stock. A maximum of 40% of the Company's shares may be exchanged for cash. Pending approval from shareholders and regulatory authorities, the transaction is expected to close in the third quarter of 2001.


Note 3.  Comprehensive Income

  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income and its components. All of James River's other comprehensive income relates to net unrealized gains (losses) on available-for-sale securities.


  Comprehensive income consists of the following for the three months ended March 31:




                                                2001          2000
                                            ----------    ----------
    Income from Continuing Operations       $1,375,000    $1,437,000
    Loss from Discontinued Operations           (1,000)     (180,000)
     Other comprehensive income (loss)       1,189,000      (278,000)
                                            ----------    ----------
    Total comprehensive income              $2,563,000    $  979,000
                                            ==========    ==========

     The components of other comprehensive income and related tax effects for the three months ended March 31 are shown in the following table.


                                                             2001        2000
                                                         ----------  ----------
Unrealized gain/(loss) on available-for-sale securities  $1,807,000  $ (421,000)
Reclassification adjustment for gains realized in income          -           -
                                                         ----------  ----------
Net unrealized gain/(loss)                               $1,807,000    (421,000)
Tax effect                                                  618,000    (143,000)
                                                         ----------  ----------
Net of tax amount                                        $1,189,000  $ (278,000)
                                                         ==========  ==========

Note 4.  Discontinued Operations


  During the first quarter of 2000, the board of directors voted to suspend operations of Mortgage Company of James River, Inc. ("MCJR"). MCJR was established in the fourth quarter of 1998 and began operations in January 1999. At March 31, 2001, MCJR had total assets of $462 thousand and total liabilities of $2 thousand. The assets consisted primarily of cash and fixed assets. During the three month periods ended March 31, 2001 and March 31, 2000, the Company recognized losses of $1 thousand and $180 thousand, net of taxes, respectively, from discontinued operations.

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



FINANCIAL CONDITION
-------------------

Assets
------


     Total assets of James River at March 31, 2001 were $531 million compared to $516 million at December 31, 2000, an increase of $15 million. Net loans increased $2 million during the first three months of 2001. Real estate loans decreased $1.3 million to $175.5 million at March 31, 2001, and business loans increased $2.7 million for the same period. Investment securities increased $1.3 million, from $112.7 million at December 31, 2000 to $114 million at March 31, 2001. Federal funds sold remained unchanged at March 31, 2001, while interest bearing deposits increased $14.4 million during the first three months of 2001. Total earning assets increased $18 million, or 3.8%, during the same period.

     At March 31, 2001, James River's total assets were $531 million, 8.9%, or $43.6 million, more than on the comparable date in 2000. Net loans were $362.1 million at March 31, 2001, an increase of $32 million, or 10% over March 31, 2000. Real estate loans decreased from March 31, 2000, 4.0% or $7.3 million and business loans increased 41.8% or $37.1 million, while loans held for sale decreased $74 thousand for the same period. Investment securities were $114 million at March 31, 2001, down $1.3 million from March 31, 2000. Interest bearing deposits increased $15.1 million while federal funds sold decreased $700 thousand, respectively at March 31, 2001 over March 31, 2000.

     Average total assets for the three months ended March 31, 2001 increased $33.8 million to $518.6 million from $484.7 million for the three months ended March 31, 2000. Average investment securities decreased 4.2% from $115.6 million for the three months ended March 31, 2000 to $110.7 million for the same period in 2001. Average total loans increased $32 million to $366.2 million during the same period. Average interest bearing deposits increased to $11.7 million in the first three months of 2001 over the same period of 2000.

Liabilities
-----------


     Total liabilities at March 31, 2001 were $473.9 million compared to $460.9 million at December 31, 2000, a $13 million increase. Deposits at March 31, 2001 were $443.6 million compared to $437.5 million at December 31, 2000, an increase of 1.4% or $6.1 million. During the first three months of 2001, non-interest bearing deposits increased $670 thousand to $69.2 million, while interest bearing deposits increased $5.5 million to $374.4 million. Long term-borrowings increased $5.0 million to $13.0 million at March 31, 2001 compared to December 31, 2000.

     At March 31, 2001, total liabilities were $37.8 million more than total liabilities at March 31, 2000. Deposits at March 31, 2001 were $26.3 million more than the $417.3 million at March 31, 2000. Non-interest bearing deposits increased $7 million while interest bearing deposits increased $19.2 million for the same period. Long-term borrowings increased $5.0 million over the comparable period in 2000. The debt was incurred by the Company's subsidiary banks through the Federal Home Loan Bank.

     Average total liabilities for the quarter ended March 31, 2001 were $462.8 million compared to $433.4 million for the quarter ended March 31, 2000, an increase of $29.4 million. Average interest bearing deposits increased $15.6 million for the same period, while average non-interest bearing deposits increased $3.8 million. Average Federal funds purchased and other short-term borrowings increased $5.9 million for the same period.

Non-performing Assets
---------------------


     Non-performing assets of James River consist of non-accrual loans and property acquired through foreclosure or repossession. Non-performing assets totaled $2.5 million on March 31, 2001, unchanged from December 31, 2000. On March 31, 2001, non-accrual loans totaled $1.4 million, of which $757 thousand was secured by real estate. Non-accrual loans totaled $1.3 million on December 31, 2000, of which $493 thousand was secured by real estate. Foreclosed real estate accounted for $1.2 million of non-performing assets at March 31, 2001 unchanged from December 31, 2000.

     Loans past due 90 days or more and still accruing were $292 thousand and $364 thousand on March 31, 2001 and December 31, 2000, respectively. Of these loans, loans secured by real estate totaled $184 thousand on March 31, 2001 and $246 thousand on December 31, 2000.

  The recorded investment in impaired loans requiring an allowance for loan losses as determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," was $4.2 million and $5 million at March 31, 2001, and December 31, 2000, respectively. The portion of the allowance for loan losses allocated to the impaired loan balance was $679 thousand and $849 thousand at March 31, 2001, and December 31, 2000, respectively.

     The allowance for loan losses is maintained by James River at what management considers to be a realistic level consistent with the level and type of loans, and taking into consideration the non-accrual and past due loans detailed above.

     James River's allowance for loan losses of $5.2 million was 1.42% of total loans on March 31, 2001 compared with $4.9 million or 1.45% of total loans on March 31, 2000. On December 31, 2000, the allowance for loan losses of $5.2 million was 1.42% of total loans.



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

     Continuing Operations - For the quarter ended March 31, 2001, James River's net income from continuing operations was $1.38 million compared to $1.43 million for the same period of 2000, a 4.3% decrease. Diluted earnings per share from continuing operations in the first quarter decreased 3.2% to $.30 in 2001 from $.31 in 2000. The annualized return on average assets and return on average equity for continuing operations were 1.06% and 9.86%, respectively, in the first quarter of 2001 compared to 1.19% and 11.20% in the comparable period in 2000.

     Discontinued Operations - Losses from discontinued operations for the three months ended March 31, 2001 and 2000 were $1 thousand and $180 thousand, net of income taxes, respectively.


Net Interest Income
-------------------


     Net interest income during the quarter ended March 31, 2001 increased $31 thousand to $5.50 million, up 0.6% from the $5.47 million for the quarter ended March 31, 2000. During the first quarter of 2001, income on investment securities decreased $118 thousand, or 6.8%, to $1.6 million, compared to the first quarter of 2000. Interest expense on deposits increased 18.0% in the first quarter from $3.5 million in 2000 to $4.2 million for the same period in 2001. The net interest margin decreased in the first quarter of 2001 to 4.65% from 4.99% in same period in 2000. Decreases of 50 basis points in interest rates in each of the first three months of 2001 adversely impacted the net interest margin.



Provision for Loan Losses
-------------------------



     The provision for loan losses during the quarter ended March 31, 2001 was $140 thousand, up $45 thousand, or 47.4%, from the respective period in 2000. The loan loss provision was reduced in the first quarter of 2000 as a result of loan loss recoveries during the period.

Non-Interest Income
-------------------


     For the three months ending March 31, 2001, non-interest income was $931 thousand, up $173 thousand, or 22.8%, compared to the respective period in 2000. This increase was partially attributable to a 25.4% increase in service charges on deposit accounts.



Non-Interest Expense
--------------------


     Non-interest expense during the first quarter of 2001 increased $199 thousand, or 4.8%, to $4.4 million compared with $4.2 million in the comparable 2000 quarter. This increase is attributable primarily to a 9.6% or $101 thousand increase in other operating expenses. A 35.8% increase in director's fees over the same quarter in 2000, also is attributed to the increase in non-interest expense. The increase in other operating expenses is a result of a 31.1% increase in data processing expense and a 6.4% increase in other expenses.



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

     At March 31, 2001, James River had $55.8 million in undisbursed loan commitments and expects to have sufficient funds available to meet current loan origination commitments. Funding is expected to be in the normal course of business primarily through loan repayments, prepayments, and deposit growth. As additional funding, James River holds $114 million in investment securities. $9.4 million of the investment securities portfolio will mature in less than one year, with an additional $40.2 million maturing between 1 and 5 years.

     James River has $13.0 million in long-term debt. Almost the entire deposit base is made up of core deposits, with only 11.2% of total deposits composed of certificates of deposit of $100,000 and over.


Capital Resources
-----------------


     Total shareholders' equity amounted to $57.2 million at March 31, 2001 compared to $55.2 million at December 31, 2000. Reference is made to the Consolidated Statements of Changes in Shareholders' Equity, included elsewhere in this 10-Q. In August of 1999, James River implemented a stock repurchase plan authorizing the total buyback of 50,000 shares. An additional 250,000 shares was authorized in April 2000. As of March 31, 2001, James River had repurchased 96,000 shares at a cost of $1.3 million. No shares were repurchased during the first quarter of 2001, and the plan has been discontinued pending the merger with First Virginia.


          James River's leverage ratio was 10.29%, with a tier 1 risk-based capital ratio of 14.90% and a total risk-based capital ratio of 16.15%. Each of these ratios is above the level required to be classified for regulatory purposes as "well capitalized".



RECENT ACCOUNTING CHANGES
-------------------------


          Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative information embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. James River adopted this statement on January 1, 2001 and transferred securities with a book value of $12,418,000 and a market value of $12,499,000 to the available for sale category. Since the Company does not use derivative instruments or strategies, the adoption of the statement did not have a material effect on earnings or financial position.

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk

          James River's primary market risk is exposure to interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of James River's interest-earning assets and interest-bearing liabilities. There were no material changes in James River's market risk management strategy during the first quarter of 2001. James River is monitoring its interest rate risk in view of increases in both short and long-term interest rates. Based on current assessments and the level of changes in interest rates, the effects are not expected to be material.

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

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Securities Holders  - None

Item 5.   Other Information - None

Item 6.   Exhibits and reports on Form 8-K

          (a) Reports on Form 8-K - James River filed a Form 8-K was filed on March 29, 2001 pertaining to the pending merger with First Virginia Banks, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                JAMES RIVER BANKSHARES, INC.



Date:  May 14, 2001             /s/ Donald W. Fulton, Jr.
      -------------             -----------------------------------------
                                Donald W. Fulton, Jr., Sr. Vice President
                                and Chief Financial Officer